Form 10-K
period 2020-12-31
Trillium Therapeutics Inc.
filed 2021-03-18
CIK 1616212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36596

TRILLIUM THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Trillium Therapeutics USA Inc. 100 CambridgePark Drive, Suite 510 Cambridge, Massachusetts, 02140 USA (Address of principal executive offices)	N/A (Zip code)

(416) 595-0627

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, no par value per share	TRIL	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $684 million.

As of March 16, 2021, the registrant had 103,032,563 shares of common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for its 2021 annual meeting of shareholders, or the Proxy Statement, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

Trillium Therapeutics Inc.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expected future loss and accumulated deficit levels;

•	our projected financial position and estimated cash burn rate;

•	our requirements for, and the ability to obtain, future funding on favorable terms or at all;

•	our projections for the SIRPαFc development plans and progress of each of our products and technologies, particularly with respect to the timely and successful completion of studies and trials and availability of results from such studies and trials;

•	our plans to focus our intravenous TTI-621 & TTI-622 programs on large hematologic malignancy indications, specifically multiple myeloma, acute myeloid leukemia, or AML, peripheral T-cell lymphoma, or PTCL, and diffuse large B-cell lymphoma, or DLBCL, as well as on solid tumors;

•	our expectations about our products' safety and efficacy;

•	our expectations regarding our ability to arrange for and scale up the manufacturing of our products and technologies;

•	our expectations regarding the progress, and the successful and timely completion, of the various stages of the regulatory approval process;

•	our expectations about the timing of achieving milestones and the cost of our development programs;

•	our observations and expectations regarding the relative low binding of SIRPαFc to red blood cells, or RBCs, compared to some anti-CD47 monoclonal antibodies and proprietary CD47 blocking agents and the potential benefits to patients;

•	our expectation that TTI-621 and TTI-622 are likely to be more effective in combination with other agents;

•	our plans to market, sell and distribute our products and technologies;

•	our expectations about the timing of data announcements or other clinical updates;

•	our expectations regarding the acceptance of our products and technologies by the market;

•	our ability to retain and access appropriate staff, management and expert advisers;

•	our ability to secure strategic partnerships with larger pharmaceutical and biotechnology companies;

•	our expectations with respect to existing and future corporate alliances and licensing transactions with third parties, and the receipt and timing of any payments to be made by us or to us in respect of such arrangements;

•	our expectations regarding the impact of the COVID-19 pandemic on our operations;

•	our strategy with respect to the protection of our intellectual property; and

•	other risks and uncertainties, including those discussed in Part 1A, Risk Factors in this Annual Report.

Any forward-looking statements in this Annual Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part 1A, Risk Factors and elsewhere in this Annual Report. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources which we believe to be reliable, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate. As a result, although we believe that these sources are reliable, we have not independently verified such information.

Summary of the Material Risks Associated with Our Business

•	If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

•	Our prospects depend on the success of our product candidates which are at early stages of development, and we may not generate revenue for several years, if at all, from these products.

•	Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.

•	We may expend our limited resources to pursue a particular program, product candidate or indication and fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•	Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	Positive results from preclinical and early clinical research of TTI-622 and TTI-621 are not necessarily predictive of the results of later clinical trials of TTI-622 or TTI-621. If we cannot replicate the positive results from preclinical and early clinical research in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize TTI-622 or TTI-621.The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.

•	We rely and will continue to rely on third parties to plan, conduct and monitor our preclinical studies and clinical trials, and their failure to perform as required could cause substantial harm to our business.

•	We rely on contract manufacturers over whom we have limited control. If we are subject to quality, cost or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, or any issues related to COVID-19, our business operations could suffer significant harm.

•	We require commercial scale and quality manufactured product to be available for pivotal or registration clinical trials. If we do not have commercial grade drug supply when needed, we may face delays in initiating or completing pivotal trials and our business operations could suffer significant harm.

•	We may not achieve our publicly announced milestones according to schedule, or at all.

•	We face competition from other biotechnology and pharmaceutical companies and our financial condition and operations will suffer if we fail to effectively compete.

•	We heavily rely on the capabilities and experience of our key executives and scientists and the loss of any of them could affect our ability to develop our products.

•	We expect to expand our organization and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

•	Negative results from clinical trials or studies of others and adverse safety events involving the targets of our product candidates or of competitors in the field of immune-oncology may have an adverse impact on our future commercialization efforts.

•	If we are unable to adequately protect and enforce our intellectual property, our competitors may take advantage of our development efforts or acquired technology and compromise our prospects of marketing and selling our key products.

•	If we lose our licenses from third-party owners we may be unable to continue a substantial part of our business.

•	Our common share price has been volatile in recent years, and may continue to be volatile.

PART I

As used in this Annual Report, unless the context otherwise requires, references to the “company,” “we,” “us” and “our” refer to Trillium Therapeutics Inc. together with its consolidated subsidiaries.

Item 1. Business

Overview

We are a clinical stage immuno-oncology company developing innovative therapies for the treatment of cancer. Immunotherapy is a rapidly evolving field that is redefining cancer care by harnessing a patient’s own immune system to eliminate tumor cells. Our focus is on developing inhibitors of CD47, a checkpoint of the innate immune system. CD47 is emerging as a promising next generation immuno-oncology target following the scientific, clinical and commercial success of T-cell checkpoint inhibitors. We have two product candidates in early stages of clinical development – TTI-622 (a SIRPα-IgG4 Fc fusion protein) and TTI-621 (a SIRPα-IgG1 Fc fusion protein). Both molecules are highly differentiated from the rest of the CD47 field by meaningful monotherapy activity demonstrated across a range of hematologic malignancies, and minimal binding to red blood cells, hence reducing the risk of anemia, a common side effect of some other CD47 agents. In 2021, our immediate goal is to complete ongoing dose escalation studies, and initiate a phase 1b/2 program across a range of both hematologic and solid tumor malignancies.

Our Strategy

Our goal is to become a leading innovator in the field of oncology by targeting the CD47-SIRPα axis, an immune-regulatory pathway that tumor cells exploit to evade the host immune system. We believe we have a differentiated and comprehensive approach to targeting CD47, with the development of two SIRPαFc fusion proteins, TTI-622 and TTI-621. We intend to:

•	Rapidly advance the clinical development of TTI-622 and TTI-621. We are currently in the process of identifying the maximum tolerated or recommended phase 2 doses for both TTI-621 and TTI-622, and plan to rapidly advance both molecules into phase 1b/2 studies.

•	Focus our TTI-622 and TTI-621 clinical programs on promising cancer indications. Because CD47 is highly expressed by multiple hematologic and solid tumors, and high expression is often correlated with negative clinical outcomes, we believe our SIRPαFc fusion proteins have the potential to be effective in a range of cancers. Through our early stage clinical trials we have identified several cancers where we saw monotherapy responses to our SIRPαFc fusion proteins in patients, including B- and T-cell lymphomas.

•	Focus our TTI-622 and TTI-621 clinical programs on promising combinations. While we believe that there may be a monotherapy path in certain indications for our programs, we are planning to evaluate TTI-622 and TTI-621 primarily in combination with other agents.

Our Product Candidates (SIRPαFc)

Our Pipeline

We have two SIRPαFc fusion proteins, TTI-622 and TTI-621, in clinical development. TTI-622 consists of the CD47-binding domain of human SIRPα linked to the Fc region of IgG4. It is designed to enhance macrophage-mediated phagocytosis and anti-tumor activity by blocking the CD47 “don’t eat me” signal and generating a moderate activating “eat” signal via the IgG4 Fc. TTI-621 consists of the same CD47-binding domain as TTI-622 but linked to the Fc region of IgG1, which generates a stronger “eat” signal than IgG4. It is anticipated that the distinct “eat” signals will result in different tolerability profiles, thus achieving different levels of drug exposure and CD47 blockade in patients. Specifically, TTI-622 is expected to achieve a high level of CD47 blockade and deliver a moderate “eat” signal, whereas TTI-621 is expected to achieve a lower level of CD47 blockade but deliver a strong “eat” signal. Both agents have been well tolerated and have demonstrated monotherapy activity in patients with B- and T-cell lymphomas.

Mechanism of Action: Blocking the CD47 “don’t eat me” signal using a SIRPαFc decoy receptor

The immune system is the body’s mechanism to identify and eliminate pathogens, and can be divided into the innate immune system and the adaptive immune system. The innate immune system is the body’s first line of defense to identify and eliminate pathogens and consists of proteins and cells, such as macrophages, that identify and provide an immediate response to pathogens. The adaptive immune system is activated by, and adapts to, pathogens, creating a targeted and durable response. Cancer cells often have the ability to reduce the immune system’s ability to recognize and destroy them.

Macrophages are a type of white blood cell that can ingest and destroy (phagocytose) other cells. Macrophage activity is controlled by both positive “eat” and negative “don’t eat me” signals. Recently, a role for macrophages in the control of tumors has been described. Tumor cells may express “eat” signals (e.g. calreticulin) that make themselves visible to macrophages. To counterbalance this increased visibility the tumor cells often express high levels of CD47, which transmits a “don’t eat me” signal by binding SIRPα on the surface of macrophages. High expression of CD47 has been observed across a range of hematologic and solid tumors. In many cases, high CD47 expression was shown to have negative clinical consequences, correlating with more aggressive disease and poor survival.

In preclinical studies, TTI-622 and TTI-621 frequently triggered significant macrophage-mediated phagocytosis of tumor cells in vitro compared to control treatment. In vivo, both fusion proteins exhibited anti-tumor activity in human xenograft models.

In addition to their direct anti-tumor activity, macrophages can also function as antigen-presenting cells and stimulate antigen-specific T-cells. Thus, it is possible that increasing tumor cell phagocytosis after SIRPαFc exposure may result in enhanced adaptive immunity. In support of this, CD47 blockade has been recently shown to augment antigen presentation and prime an anti-tumor cytotoxic T-cell response in immune-competent mice. In 2016, we presented data demonstrating that TTI-621 can augment antigen-specific T-cell responses in vitro. CD47 blockade has also been reported to promote tumor-specific T-cell responses through a dendritic cell-based mechanism, although the effect of SIRPαFc on dendritic cells is currently unknown.

The figure below illustrates how SIRPαFc blocks the CD47 “don’t eat me” signal and engages activating Fc receptors on macrophages, leading to tumor cell phagocytosis and possibly increased antigen presentation and enhanced T-cell responses.

By inhibiting the CD47 “don’t eat me” signal, we believe SIRPαFc has the ability to promote the macrophage-mediated phagocytosis of tumor cells in a range of cancers, including but not limited to, acute myeloid leukemia, B-cell lymphoma, T-cell lymphoma, multiple myeloma, and solid tumors, both as a monotherapy and in combination with other agents. Both SIRPαFc fusion proteins enable CD47 blockade with different levels of Fc receptor engagement on macrophages and thus may have unique applications.

We have also demonstrated that our SIRPαFc fusion proteins exhibit minimal binding to red blood cells, or RBCs, ex vivo in contrast to some CD47-specific antibodies and a mutated high affinity SIRPαFc. We believe that this property has the potential to confer several possible advantages, including avoidance of drug-induced anemia, avoidance of the “antigen sink effect” (i.e. removal of drug from circulation by RBCs) and non-interference with laboratory blood typing tests.

Combination Therapy

We believe that SIRPαFc enhancement of macrophage activity, and possibly T-cell responses, could be synergistic with other immune-mediated therapies. Since many cancer antibodies work at least in part by activating cells of the innate immune system, it may be possible to enhance the potency of these agents by blocking the CD47 “don’t eat me” signal that tumor cells deliver to macrophages. We hypothesize that SIRPαFc may act synergistically with other immunological agents, including T-cell checkpoint inhibitors (e.g. pembrolizumab and nivolumab), anti-cancer antibodies, cancer vaccines, oncolytic viruses or chimeric antigen receptor, or CAR T-cells.

TTI-622 Clinical Development

A two-part, multicenter, open-label, phase 1a/1b study of TTI-622 in patients with advanced relapsed or refractory lymphoma and multiple myeloma is currently in progress (NCT03530683). In the ongoing phase 1a dose-escalation part, relapsed or refractory lymphoma patients are being enrolled in sequential dose cohorts to receive TTI-622 once weekly to characterize safety, tolerability, pharmacokinetics, and to determine the maximum tolerated dose. In the phase 1b part, patients with untreated AML and multiple myeloma will be treated with TTI-622 in combination with other agents.

On September 8, 2020, we released an update on the ongoing TTI-622 study. In the phase 1a portion of the study, the safety assessment of the 8 mg/kg dosing cohort has been successfully completed. One Grade 4 thrombocytopenia DLT was reported among the six evaluable patients; no additional Grade 3 or higher thrombocytopenia events have been observed. A total of six objective responses (33%; 1 complete response, 5 partial responses) have been observed among 18 response-evaluable patients treated at dose levels of 0.8, 2.0, 4.0 and 8.0 mg/kg. Clinical responses have occurred across all dose levels in this range, with three of six (50%) patients achieving responses in the 8.0 mg/kg cohort (response assessment for one additional patient at 8 mg/kg dose was not available). Clinical responses have been observed across multiple lymphoma indications, including DLBCL, CTCL, PTCL and follicular lymphoma. All responses were observed at the first assessment at 8 weeks.

We provided a data update at the American Society of Hematology, or ASH, annual meeting on December 7, 2020 with a data cut-off as of November 3, 2020. Specifically, we updated that a total of 31 patients had been enrolled in the first seven cohorts, receiving weekly intravenous doses between 0.05-12 mg/kg. All dose levels were well tolerated and a maximum tolerated dose, or MTD, was not reached. Adverse events, or AEs, were predominantly Grade 1-2; related AEs ≥Grade 3 were neutropenia (13%), thrombocytopenia (3%) and anemia (3%). Dose-dependent increases in TTI-622 serum exposure supported continued dose escalation beyond 12 mg/kg, and dose-dependent increases in receptor occupancy, or RO, durability were observed. Objective responses were achieved in six of 22 (27%) response-evaluable patients, with an overall response rate, or ORR, of 35% (6/17) among response-evaluable patients at dose levels ≥0.8 mg/kg. Relative to September 8, 2020, the ORR at 8 mg/kg was updated from 3/6 (50%) to 3/7 (43%), after one patient had a 77% target lesion reduction but developed a new concurrent lesion and thus was classified as progressive disease. All responses occurred within the first eight weeks of treatment across multiple lymphoma indications, and included one complete response, or CR, and five partial responses, or PRs. The CR patient treatment was ongoing at 534 days and showed evidence of expansion of new and existing T-cell clones. Among the five patients achieving PRs, three patients discontinued therapy due to progression and two for reasons other than progressive disease. We completed a safety evaluation of the 12 mg/kg dose level, with results indicating no observed dose-limiting toxicity or other major safety concerns, and we escalated dosing to 18 mg/kg. One patient at the 12 mg/kg dose level achieved a stable disease assessment and continued on therapy.

Overall, we believe the results presented at the ASH annual meeting demonstrate that TTI-622 exhibits monotherapy activity across multiple lymphoma indications among heavily pre-treated patients (3-9 prior systemic therapies in responders) and a broad potential therapeutic window (0.8-8.0 mg/kg).

We intend to provide a further update on our ongoing TTI-622 study in the second quarter of 2021. See “2021 Guidance and R&D Day”.

TTI-621 Clinical Development

A phase 1 multicenter, open-label study in which patients with advanced relapsed or refractory hematologic malignancies receive intravenous TTI-621 is currently in progress (NCT02663518). The study consists of four parts: (a) completed “Parts 1-3” in hematologic malignancies, with dosing up to 0.5 mg/kg, conducted under initial dose-limiting toxicity, or DLT, criteria; and (b) ongoing “Part 4” in CTCL, which allows for dosing above 0.5 mg/kg. Given the transient nature of thrombocytopenia observed in Parts 1-3 of the study, the DLT definition for thrombocytopenia was revised, from Grade 4 of any duration in Parts 1-3, to Grade 4 lasting >72 hours or a platelet count less than 10,000/microliter at any time in Part 4.

On September 8, 2020, we released an update on the TTI-621 intravenous study. Preliminary data from Part 4 indicate the weekly infusions of TTI-621 up to 1.4 mg/kg are well tolerated without dose-limiting thrombocytopenia. Platelet decreases generally occurred on dosing days, recovered in 2-4 days, and have not worsened with increasing dose levels. Infusion-related reactions, or IRRs, typically occurred during initial infusions and often resolved without recurrence. One Grade 3 IRR DLT was observed at 1.0 mg/kg. Anti-tumor activity in the 1 mg/kg cohort included one partial response and one skin complete response (overall assessment stable disease) in six evaluable patients; two patients were bridged to allogeneic transplantation. Preliminary data suggest dose-dependent improvements in modified severity weighted assessment tool, or mSWAT, scores in the 0.5 to1.0 mg/kg cohorts (1.4 mg/kg cohort data were not yet available). We reported that the study was dosing at the 2.0 mg/kg level, and the protocol allows for higher dosing if appropriate.

We provided a data update at the ASH Annual Meeting on December 7, 2020 with a data cut-off of November 3, 2020. Specifically, we reported that a total of 17 CTCL patients had completed DLT evaluation, including two at the 2 mg/kg dose level. One Grade 4 thrombocytopenia DLT event was observed at 2.0 mg/kg and this cohort was expanded to six patients. Across Parts 1-4, the most common treatment-related AEs were infusion-related reactions (44%) and thrombocytopenia (30%), which was transient and not dose-limiting. Monotherapy activity was observed in CTCL (17% ORR), PTCL (18% ORR) and DLBCL (29% ORR). The majority of these patients received doses of 0.5 mg/kg or lower; a dose-activity relationship in Part 4 was difficult to ascertain due to the small sample sizes. Dose-dependent increases in drug exposure and RO of 40-65% at doses 0.5-1.4 mg/kg were observed. Evidence of changes in both innate and adaptive immune cells was apparent in a responding CTCL patient.

We have also conducted an open-label phase 1 trial in which TTI-621 was delivered by intratumoral injection in patients with relapsed and refractory, percutaneously-accessible cancers. As reported at the ASH 60th Annual Meeting in December 2018, local delivery of TTI-621 was well tolerated, and reductions in Composite Assessment of Index Lesion Severity, or CAILS scores, which measure local lesion responses, were observed in 91% of evaluable mycosis fungoides patients, with 41% exhibiting reductions of 50% or greater. These responses occurred rapidly within the 2-week induction period. Collectively, these data provide clinical proof-of-concept for TTI-621. As announced in October 2019, the intratumoral study has been closed and we are now focused on intravenous delivery of TTI-621.

TTI-621 was granted an Orphan Drug Designation by the U.S. Food and Drug Administration, or FDA, for the treatment of CTCL. Orphan Drug Designation qualifies the sponsor of the drug candidate for various development incentives, which may include tax credits for qualified clinical testing, an exemption from fees under the Prescription Drug User Fee Act, or PDUFA, and a seven-year marketing exclusivity period following approval.

We intend to provide a further update on our ongoing TTI-621 study in the second quarter of 2021. See “2021 Guidance and R&D Day”.

Key Takeaways

We have a diversified approach to CD47 blockade, with two decoy receptors – TTI-622 (SIRPαFc-IgG4) and TTI-621 (SIRPαFc-IgG1) – in clinical development. We believe that both agents are highly differentiated and have best-in-class potential in the CD47 field due to the following three characteristics:

•	Monotherapy activity. Both TTI-622 and TTI-621 have demonstrated class-leading monotherapy activity (including complete responses), specifically in patients with B- and T-cell lymphomas. We believe this monotherapy activity has the potential to de-risk our CD47 program, and provides us with a strong foundation for combination therapies, a strategy we intend to pursue going forward.

•	Strong safety profile. Both TTI-622 and TTI-621 have been well tolerated in patients following intravenous administration. Notably, treatment-related anemia has occurred very infrequently, consistent with the minimal binding of both agents to human RBCs.

•	Potential solid tumor advantage. Both TTI-622 and TTI-621 are half the molecular weight (approximately 75 kDa) of monoclonal antibodies (approximately 150 kDa), which we believe may provide for greater penetration into solid tumors.

2021 Guidance and R&D Day

In the second quarter of 2021, we plan to hold an R&D Day, at which we will:

•	Provide a data update for TTI-622 and TTI-621, including data for the 18 mg/kg and 2 mg/kg dose cohorts, respectively;

•	Announce key strategic priorities in terms of target indications and drug combinations across hematologic malignancies and solid tumors; and

•	Outline clinical development plan and clinical studies to be initiated in 2021.

Plan of Operations

Our main focus in the immediate term is to identify the maximum tolerated or recommended phase 2 doses for both TTI-622 in the ongoing study NCT03530683 and TTI-621 under the revised DLT criteria in Part 4 of study NCT02663518. We expect to significantly expand our staffing in 2021, primarily in clinical development and chemistry, manufacturing and controls, or CMC, as we intend to initiate multiple phase 1b/2 combination studies. We will also undertake research, manufacturing and regulatory activities to support the CD47 clinical programs.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid innovation of new technologies, fierce competition and strong defense of intellectual property. While we believe that our pipeline and our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes. Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets that pursue oncology therapeutics. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

There are a number of other CD47-SIRPα blocking agents in development, including other SIRPαFc fusion proteins, CD47-specific antibodies, SIRPα-specific antibodies, bispecific antibodies and fusion proteins, and small molecule inhibitors. The most advanced competitor molecule is magrolimab (developed by Forty Seven, Inc., recently acquired by Gilead Sciences Inc.), a CD47-specific antibody currently in phase 3 development.

Our competitors may obtain regulatory approval of their products more rapidly than we may or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our agents. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than us in manufacturing and marketing their products.

Furthermore, we also face competition more broadly across the market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation and drug therapy, including chemotherapy, hormone therapy and targeted drug therapy or a combination of such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic, including branded generic, products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market will pose challenges. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

License agreement with University Health Network (UHN) and The Hospital for Sick Children (HSC)

On February 1, 2010 we entered into a License Agreement with the UHN and HSC pursuant to which we licensed intellectual property relating to methods and compounds for the modulation of the SIRPα - CD47 interaction for therapeutic cancer applications. The license agreement requires us to use commercially reasonable efforts to commercialize the licensed technology. The license agreement will terminate on a country-by-country basis, in countries where a valid claim exists, when the last valid claim expires in such country, or if no valid claim exists, when the last valid claim expires in the United States. Our continuing obligations include the payment of development milestones of $0.2 million and $0.2 million on the initiation of phase 2 and phase 3 clinical trials respectively, and payments upon the achievement of certain regulatory milestones as well as royalties of either 3% or 1% of net revenues on commercial sales. The regulatory milestone payments amount to $0.8 million on each of the submission of a first biologics license application, or BLA in the U.S. and receipt of first regulatory approval in the U.S. and proportionate payments in other territories worldwide. The aggregate milestones payable on their first achievement under the agreement in the major markets of the U.S., Europe and Asia combined are $4.5 million.

Intellectual Property

We control two main patent families relating to SIRPα. One family claims the two species of SIRPαFc (TTI-621 and TTI-622) currently in clinical trials and their anti-cancer use. These patent rights are owned outright by Trillium and patent filings have been arranged in the major pharmaceutical markets. In October 2020, we announced that we received a Notice of Allowance from the United States Patent and Trademark Office, or USPTO, for the patent application covering TTI-622 composition of matter. On February 2, 2021, this patent was issued as U.S. No. 10,906,954. This patent has claims that cover TTI-622 composition of matter comprising human SIRPα linked to an IgG4 Fc region, as well as claims covering pharmaceutical compositions that contain TTI-622. A composition of matter patent for TTI-621 (SIRPα linked to an IgG1 Fc) has already been granted in the U.S. (U.S. 9,969,789). Composition of matter patents are also granted in Europe, Australia, Japan and China. Patents emerging from this family begin to expire in 2033.

A second SIRPα patent family was in-licensed on an exclusive basis from co-owners UHN and HSC and is a method of use application. This family has been filed in the major markets. In October 2020, we announced that we received a Notice of Allowance from the USPTO for this application, which was issued U.S. Patent No. 10,907,209 on February 2, 2021. This patent provides coverage for the use of SIRPαFc biologics to treat all CD47+ cancer cells and tumors, including hematologic and solid cancers. The claims cover the use of various forms of SIRPα to treat CD47-positive cancers. Method of use patents have also been granted in Japan, Canada and Australia. Patents in this family begin to expire in the year 2029. The foregoing patent granted in Europe was revoked following an opposition and is currently under appeal.

We have also filed for patent protection covering additional inventions relating to SIRPα, including anti-cancer drug combination therapies that utilize SIRPαFc, and biomarkers that identify SIRPαFc responders.

Government Regulation

The development and manufacture of our product candidates are subject to regulation for safety, efficacy, quality and ethics by various governmental authorities around the world. In the United States, biological products are licensed by the FDA for marketing under the Public Health Service Act, or PHS Act, and regulated under the Federal Food, Drug, and Cosmetic Act, or FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the research, development, testing, clinical trial, manufacturing, quality control, safety, purity, potency, efficacy, approval, labeling, packaging, storage, record keeping, distribution, import, export, reporting, advertising and other promotional practices, post-approval monitoring and post-approval reporting involving biological products. The FDA must receive and allow to proceed an investigational new drug, or IND, application before clinical testing of biological products, and each clinical study protocol is reviewed by the FDA. FDA licensure also must be obtained before marketing of biological products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. In Canada, these activities are regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by the Therapeutic Products Directorate, or TPD.

U.S. Biological Products Development Process

An applicant seeking approval from the FDA to market a biological product in the United States must typically undertake the following:

•	completion of nonclinical laboratory tests and preclinical animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals and formulation studies or other applicable regulations;

•	preparation of clinical trial material in accordance with current good manufacturing practices, or cGMPs;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval of the protocol and related documentation by an independent institutional review board, or IRB, or ethics committee representing each clinical site before each clinical trial may be initiated;

•	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practice, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity, potency, and efficacy of the proposed biological product for its intended use;

•	submission to the FDA of a BLA for marketing approval that includes sufficient evidence of safety, purity, potency, and efficacy of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;

•	potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA;

•	review of the product by an FDA advisory committee to elicit expert input on critical issues, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

•	payment of user fees for FDA review of the BLA (unless a fee waiver applies);

•	FDA review and approval of the BLA, resulting in the licensure of the biological product for commercial marketing; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS and post-approval studies required by the FDA.

Preclinical Studies

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to evaluate pharmacokinetics, metabolism and possible toxic effects to provide evidence of the safety of the product candidate. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations.

Prior to commencing an initial clinical trial in humans with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FD&C Act that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature to support the use of the biological product and plans for clinical studies, among other things, are also submitted to the FDA as part of an IND.

Clinical Trials

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written trial protocols detailing, among other things, the objectives of the trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to a proposed clinical trial and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. In Canada, this application is called a CTA. An IND/CTA application must be filed and accepted by the FDA or TPD, as applicable, before human clinical trials may begin.

An IRB representing each institution participating in the clinical trial must review and approve many aspect of the clinical trial including the trial protocol and informed consent information to be provided to trial subjects before a clinical trial commences at that institution. The IRB must conduct continuing reviews and reapprove the trial at least annually. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the trial and may recommend halting the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

Certain information about certain clinical trials must also be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1 Clinical Trials. The investigational product is initially introduced into healthy human subjects and tested for safety. Phase 1 clinical trials for cancer therapeutics are typically conducted on a small number of patients to evaluate safety, dose limiting toxicities, tolerability, pharmacokinetics and to determine the dose for phase 2 clinical trials in humans.

Phase 2 Clinical Trials. Phase 2 clinical trials typically involve a larger patient population than phase 1 clinical trials and are conducted to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of a product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule. Multiple phase 2 clinical trials may be conducted to obtain information prior to beginning phase 3 clinical trials.

Phase 3 Clinical Trials. Phase 3 clinical trials typically involve testing the investigational product on a much larger population of patients suffering from the targeted condition or disease. These studies involve testing the investigational product in an expanded patient population at geographically dispersed test sites (multi-center trials) to further evaluate dosage, clinical efficacy, potency and safety. These trials also generate information from which the overall risk-benefit relationship relating to the investigational product can be determined and provide an adequate basis for product labeling.

In most cases the FDA requires two adequate and well controlled phase 3 clinical trials to demonstrate the efficacy of the investigational product. A single phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, phase 2 and phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor’s data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the biological product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHS Act emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling and other relevant information.

Under the PDUFA, as amended, each BLA must be accompanied by a significant user fee. Under federal law, the submission of most applications is subject to a substantial application user fee. The sponsor of an approved application is also subject to an annual program fee. These fees are typically increased annually. No user fees are assessed on BLAs for product candidates designated as orphan drugs, unless the product candidate also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. If not accepted, the BLA must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing. The application must be published and submitted in an electronic format that can be processed through the FDA’s electronic systems. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA to determine, among other things, whether the proposed product is safe, potent, and effective, for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a REMS is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA typically will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical trial sites to assure that the clinical trials were conducted in compliance with IND study requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized. As a condition for approval, the FDA may also require additional non-clinical testing as a phase 4 commitment.

One of the performance goals agreed to by the FDA under the PDUFA is to review standard BLAs in 10 months from filing and priority BLAs in six months from filing, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Post-Approval Requirements

Biological products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, significant changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. After a BLA is approved for a biological product, the product also may be subject to official lot release. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA also may perform certain confirmatory tests on lots of some products before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency, and effectiveness of biological products.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Sponsors also must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities, and promotional activities involving the internet. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product or withdrawal of the product from the market;

•	fines, disgorgement of profits, warning or untitled letters or holds on clinical trials;

•	refusal of the FDA to approve pending applications, withdrawal of an approval or license revocation;

•	product seizure or recalls, or refusal to permit the import or export of products; or

•	administrative or judicial civil or criminal sanctions and adverse publicity.

Orphan Drug Designation and Exclusivity

TTI-621 has been granted an Orphan Drug Designation by the FDA for the treatment of cutaneous T-cell lymphoma. Orphan Drug Designation qualifies the sponsor of the investigational product for various development incentives, which may include tax credits for qualified clinical testing, an exemption from fees under the Prescription Drug User Fee Act, and a seven-year marketing exclusivity period following approval. We may, in the future, seek additional orphan drug designations for our product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biological product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product generally will receive orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that is can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If an investigational product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee.

Expedited Development and Review Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of drugs and biologics that are intended for the treatment of serious or life-threatening diseases or conditions. To be eligible for fast track designation, new drugs and biological product candidates must be intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast track product at any time during the clinical development of the product. One benefit of fast track designation, for example, is that the FDA may consider for review sections of the marketing application on a rolling basis before the complete application is submitted if certain conditions are satisfied, including an agreement with the FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including holding meetings with the sponsor and providing timely advice to, and interactive communication with, the sponsor regarding the development program.

A product candidate is eligible for priority review if it treats a serious or life-threatening disease or condition and, if approved, would provide a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention of a serious disease or condition. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months once it is filed, compared to ten months for a standard review. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Additionally, a product candidate may be eligible for accelerated approval. Drug or biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical trials establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity or mortality, that is reasonably likely to predict irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the clinical benefit in relationship to the surrogate endpoint or ultimate outcome in relationship to the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Pediatric information

Under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA for a novel product (e.g., new active ingredient, new indication, etc.) must contain data to assess the safety and effectiveness of the biological product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the phase 3 or phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs. Unless otherwise required by regulation, PREA does not apply to a biological product for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA or BLA for a new active ingredient that is orphan-designated if the biological product is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

Marketing Exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. This amendment to the PHS Act attempts to minimize duplicative testing. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical trial or trials. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

In addition to exclusivity under the BPCIA, a biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Raw Materials, Manufacturing, and Supply

We have limited experience in manufacturing products for clinical or commercial purposes. We produce small quantities of our product candidates in our laboratories for internal use. We believe that sources of raw materials pertinent to our laboratory operations and for manufacturing of our products by a contract manufacturing organization, or CMO, are generally available, although we have and may continue to experience supply chain issues due to COVID-19, or other factors.

We have established a contract manufacturing relationship for the supply of SIRPαFc that we believe will provide sufficient material for early clinical trials. In addition, we are establishing the basis for long-term commercial production capabilities. However, there can be no assurance that our contract manufacturer will be successful at scaling up and producing our product candidates with the required quality and in the quantities and timelines that we will need for clinical and/or commercial purposes.

We expect to similarly rely on contract manufacturing relationships for any product candidates that we may further develop, or in-license or acquire in the future. However, there can be no assurance that we will be able to successfully contract with such manufacturers on terms acceptable to us, or at all.

Contract manufacturers are subject to ongoing periodic and unannounced inspections by the FDA, the U.S. Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other state and federal regulations. We do not have control over third-party manufacturers' compliance with these regulations and standards, other than through contractual obligations and periodic auditing. If they are deemed out of compliance with such regulations, approvals could be delayed, product recalls could result, inventory could be destroyed, production could be stopped and supplies could be delayed or otherwise disrupted.

The CMOs that we contract with produce some COVID-19 vaccines and we have experienced delays in the scheduled manufacture of our product candidates due to orders under the Defense Production Act and delays in acquiring certain raw materials. We may face further delays in the future due to staffing shortages, production slowdowns or stoppages, raw material shortages, government intervention, lack of availability of production capacity and disruptions in delivery systems, or otherwise, which could cause us to lose access to manufacturing for our products resulting in a lack of drug supply for use in our clinical trials.

If we need to change manufacturers after commercialization, the FDA and corresponding foreign regulatory agencies must approve these new manufacturers in advance, which will involve testing and additional inspections to ensure compliance with FDA regulations and standards and may require significant lead times and delay, and disruption of supply. Furthermore, switching manufacturers may be difficult because the number of potential manufacturers is limited. It may be difficult or impossible for us to find a replacement manufacturer quickly or on terms acceptable to us, or at all.

Property, Plant and Equipment

We operate from approximately 3,200 square feet of leased office space at 100 CambridgePark Drive, Suite 510, Cambridge, Massachusetts, USA, 02140 and approximately 22,000 square feet of leased laboratory and office space at 2488 Dunwin Drive, Mississauga, Ontario, Canada, L5L 1J9. We perform research and development in our Dunwin facility and use qualified vendors and collaborators to conduct research and development and manufacturing on our behalf. We incur capital expenditures mainly for laboratory equipment, office equipment, computer equipment and leaseholds in the operation of our business.

Employees

As at December 31, 2020, we had 33 full-time employees including 6 senior management, 22 research and development staff and 5 finance and administrative staff. Five employees were located at our office in Cambridge, Massachusetts, United States and 28 employees were located at our office and lab facilities in Mississauga, Ontario, Canada.

We also use consultants and outside contractors to carry on many of our activities, including preclinical testing and validation, toxicology, assay development, manufacturing, formulation, clinical and regulatory affairs, and clinical trials.

None of our employees are covered by collective bargaining agreements and we consider relations with our employees to be good. We focus on identifying, recruiting, developing and retaining a team of highly talented and motivated employees. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives. The success of our business is fundamentally connected to the well-being, health and safety of our employees. In an effort to protect the health and safety of our employees, we took proactive action from the earliest signs of the COVID-19 outbreak, which included implementing social distancing policies at our facilities, facilitating remote working arrangements and imposing employee travel restrictions.

Legal Proceedings

To our knowledge, there have not been any legal or arbitration proceedings, including those relating to bankruptcy, receivership or similar proceedings, those involving any third party, and governmental proceedings pending or known to be contemplated, which may have, or have had in the recent past, significant effect on our financial position or profitability.

Also, to our knowledge, there have been no material proceedings in which any director, any member of senior management, or any of our affiliates is either a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

Company Information

We were incorporated under the Business Corporations Act (Alberta) on March 31, 2004 as Neurogenesis Biotech Corp. On October 19, 2004, we amended our articles of incorporation to change our name to Stem Cell Therapeutics Corp., or SCT, and on November 7, 2013 SCT was continued under the Business Corporations Act (Ontario).  Articles of amalgamation were filed on June 1, 2014 to amalgamate SCT with its wholly-owned subsidiary, Trillium Therapeutics Inc., and the amalgamated entity continued to operate under the name Trillium Therapeutics Inc. On December 18, 2019, we were continued under the laws of the Province of British Columbia.  We are now governed under the Business Corporations Act (British Columba), or the BCBCA.  Additionally, on December 18, 2019, we adopted new articles which are substantially similar to our previous by-laws but for changes that were required to be made in accordance with the BCBCA.

Our U.S. office is located in Cambridge, Massachusetts and our Canadian office is located in Mississauga, Ontario. Our registered office address is Suite 1750-1055 W. Georgia Street, P.O. Box 11125, Vancouver, British Columbia, V6E 3P3.  We have one wholly-owned subsidiary, Trillium Therapeutics USA Inc., which was incorporated March 26, 2015 in the State of Delaware.  Our website address is www.trilliumtherapeutics.com.  Information contained on, or that can be accessed through, our website does not constitute a part of this Annual Report.  We have included our website address in this Annual Report solely as an inactive textual reference.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report and in other documents that we file with the Securities and Exchange Commission, or SEC, and the Canadian securities regulators, in evaluating us and our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to Our Business and Our Industry

If we are unable to advance our current or future product candidates through clinical trials, obtain marketing approval and ultimately commercialize any product candidates we develop, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and our product candidates are in early clinical development. We have invested substantially all of our efforts and financial resources into our clinical studies as well as the identification of targets and preclinical development of our product candidates.

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

•	acceptance of INDs for our planned or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt of regulatory and marketing approvals from applicable regulatory authorities;

•	maintenance of marketing approvals from applicable regulatory authorities;

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

•	entry into collaborations to further the development of our product candidates;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	successfully launching commercial sales of our product candidates, if and when approved;

•	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;

•	maintaining a continued acceptable safety profile of the product candidates following approval;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and

•	enforcing and defending intellectual property rights and claims.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any of our product candidates that we develop, we may not be able to continue our operations.

Our prospects depend on the success of our product candidates which are at early stages of development, and we may not generate revenue for several years, if at all, from these products.

Given the early stage of our product development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the FDA, Health Canada, or HC, or any similar regulatory authority. To obtain regulatory approvals for our product candidates being developed and to achieve commercial success, clinical trials must demonstrate that the product candidates are safe for human use and that they demonstrate efficacy. While we have commenced clinical trials for TTI-621 and TTI-622, we have not yet completed later stage clinical trials for any of our product candidates.

Many product candidates never reach the stage of clinical testing and even those that do have only a small chance of successfully completing clinical development and gaining regulatory approval. Product candidates may fail for a number of reasons, including, but not limited to, being unsafe for human use or due to the failure to provide therapeutic benefits equal to or better than the standard of treatment at the time of testing. Unsatisfactory results obtained from a particular study relating to a research and development program may cause us or our collaborators to abandon commitments to that program.

The early stage of our product development makes it particularly uncertain whether any of our product development efforts will prove to be successful and meet applicable regulatory requirements, and whether any of our product candidates will receive the requisite regulatory approvals, be capable of being manufactured at a reasonable cost or be successfully marketed. If we are successful in developing our current and future product candidates into approved products, we will still experience many potential obstacles such as the need to develop or obtain manufacturing, marketing and distribution capabilities. If we are unable to successfully commercialize any of our products, our financial condition and results of operations may be materially and adversely affected.

Clinical product development involves a lengthy and expensive process, with uncertain outcomes. We may experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current and future product candidates.

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our products are safe, pure and potent or effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful.

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•	regulators or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective contract research organizations, or CROs;

•	the number of patients required for clinical trials may be larger than we anticipate;

•	it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators; and

•	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate.

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted or ethics committees, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of marketing approval of our product candidates.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates and impair our ability to commercialize our product candidates and may harm our business and results of operations.

Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or result in the development of our product candidates being stopped early.

We may expend our limited resources to pursue a particular program, product candidate or indication and fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forego or delay pursuit of opportunities with other programs and product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future discovery and preclinical and clinical development programs and product candidates for specific indications may not yield any commercially viable products.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate and our company in general. In addition, the information we choose to publicly disclose regarding a particular completed study or clinical trial is typically based on extensive review of information, and certain of our shareholders or other third parties may not agree with what we determine is material or otherwise appropriate information to include in our interim, topline and preliminary disclosures.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Positive results from preclinical and early clinical research of TTI-622 and TTI-621 are not necessarily predictive of the results of later clinical trials of TTI-622 or TTI-621. If we cannot replicate the positive results from preclinical and early clinical research in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize TTI-622 or TTI-621.

Positive results of preclinical and early clinical research of TTI-621 and TTI-622 may not be indicative of the results that will be obtained in later-stage clinical trials. For example, our dose escalation trial for TTI-621 is focused on T-cell malignancies based on preliminary results of our intravenous and intratumoral trials. There can be no assurance that the preliminary results we have seen in a small number of T-cell lymphoma patients will be reproducible in a larger population of patients. We can make no assurance that any future studies, if undertaken, will yield favorable results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our clinical trials of TTI-621 or TTI-622, including identifying the optimal dosage for TTI-622 or TTI-621, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

The outbreak of the novel coronavirus disease, COVID-19, has adversely impacted and we expect will continue to adversely impact our business, including our preclinical studies and clinical trials.

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a response designed to maintain our operations despite the outbreak of the virus. We have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials. Some factors from the COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trials include:

•	delays or difficulties in enrolling and retaining patients in our clinical trials, including TTI-621 and TTI-622;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	risk that we are unable to enroll participants in our clinical trials in adequate numbers;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, raw material shortages, government intervention, lack of availability of production capacity and disruptions in delivery systems;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to government regulations such as the Defense Production Act which could be invoked to require our contract manufacturers to produce COVID-19 vaccines which could cause us to lose access to manufacturing for our product candidates resulting in a lack of drug supply for use in our clinical trials;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility or facilities of third parties;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

•	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption or delays to our sourced preclinical and clinical activities; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic impacts our business, manufacturing, preclinical studies and clinical trials and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

We rely and will continue to rely on third parties to plan, conduct and monitor our preclinical studies and clinical trials, and their failure to perform as required could cause substantial harm to our business.

We rely and will continue to rely on third parties to conduct a significant portion of our preclinical and clinical development activities. Preclinical activities include in vivo studies providing access to specific disease models, pharmacology and toxicology studies, and assay development. Clinical development activities include trial design, regulatory submissions, clinical patient and site recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. We will rely heavily on these third parties to conduct these activities and, as a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with pharmaceutical product produced under current good manufacturing practice, or cGMP, requirements and will require a large number of test patients. Our failure or any failure by these third parties to comply with these requirements or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing, clinical and non-clinical product candidates. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our preclinical studies and clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. If there is any dispute or disruption in our relationship with third parties, or if they are unable to provide quality services in a timely manner and at a feasible cost, our active development programs will face delays. Further, if any of these third parties fails to perform as we expect or if their work fails to meet regulatory requirements, our testing could be delayed, cancelled or rendered ineffective.

We rely on contract manufacturers over whom we have limited control. If we are subject to quality, cost or delivery issues with the preclinical and clinical grade materials supplied by contract manufacturers, or any issues related to COVID-19, our business operations could suffer significant harm.

We have limited manufacturing experience and rely on CMOs to manufacture our product candidates for larger preclinical studies and clinical trials, and may continue to rely on third parties for commercial supply if any of our product candidates are approved. We rely on CMOs for manufacturing, filling, packaging, storing and shipping of drug product in compliance with cGMP requirements applicable to our product candidates. The FDA ensures the quality of drug products by carefully monitoring drug manufacturers' compliance with cGMP requirements. The cGMP requirements for drugs contain minimum requirements for the methods, facilities and controls used in manufacturing, processing and packaging of a drug product.

We contracted with Catalent for the manufacture of TTI-621 and TTI-622 proteins to supply drug substance for our clinical trials. The manufacture of recombinant proteins uses well established processes including a protein expression system. Catalent is producing TTI-621 and TTI-622 using their proprietary GPEx® expression system. We believe that Catalent has the capacity, the systems, and the experience to supply drug for our current clinical trials and we may consider using Catalent for manufacturing for later clinical trials. However, since the Catalent manufacturing facility where TTI-621 and TTI-622 are being produced does not support commercial manufacturing, it has not yet been inspected by the FDA. Any manufacturing failures, delays or compliance issues could cause delays in the conduct of our preclinical studies and clinical trials.

We contracted with Althea Ajinomoto for the manufacture of TTI-621 and TTI-622 drug product for our clinical trials. The drug product manufacture uses well established processes and we believe that Althea Ajinomoto has the capacity, the systems, and the experience to supply drug product for our current clinical trials and to support commercial manufacturing. The facility has been inspected by regulatory authorities including the FDA.

There can be no assurances that CMOs will be able to meet our timetable and requirements. We have not contracted with alternate suppliers for TTI-621 or TTI-622 drug substance or drug product production in the event existing CMOs are unable to scale up production, or if the manufacturing facilities otherwise experience any other significant problems, or have limited production availability due to supply chain constraints, COVID-19 vaccine production or otherwise.

Additionally, two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials which could lead to delays in these trials.

If any CMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In this scenario, our clinical development plans, clinical trials and future commercial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidates that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

If we are unable to arrange for alternative third-party manufacturing sources on commercially reasonable terms or in a timely manner, we may be delayed in the development of our product candidates. Further, CMOs must operate in compliance with cGMP and failure to do so could result in, among other things, the disruption of product supplies. Our dependence upon third parties for the manufacture of our products may adversely affect our financial condition and our ability to develop and deliver products on a timely and competitive basis.

We require commercial scale and quality manufactured product to be available for pivotal or registration clinical trials. If we do not have commercial grade drug supply when needed, we may face delays in initiating or completing pivotal trials and our business operations could suffer significant harm.

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials by third-party manufacturers. In order to commercialize our product candidates, we need to manufacture commercial quality drug supply for use in registrational clinical trials. Most, if not all, of the clinical material used in phase 3/ pivotal/ registration studies must be derived from the defined commercial process including scale, manufacturing site, process controls and batch size. If we have not scaled up and validated the commercial production of our product candidates prior to the commencement of pivotal clinical trials, we may have to employ a bridging strategy during the trial to demonstrate equivalency of early stage material to commercial drug product, or potentially delay the initiation or completion of the trial until drug supply is available. We may have to rely on third party manufacturers to enable us to produce the commercial supply necessary to commercialize our products, if approved.

The manufacturing of commercial quality drug product requires significant efforts including, but not limited to scale-up of production to anticipated commercial scale, process characterization and validation, analytical method validation, identification of critical process parameters and product quality attributes, multiple process performance and validation runs, has long lead times and is very expensive. If we do not have commercial drug supply available when needed for pivotal clinical trials, our regulatory and commercial progress may be delayed and we may incur increased product development cost. This may have a material adverse effect on our business, financial condition and prospects, and may delay marketing of the product.

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any jurisdiction. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of our product candidates under development will successfully gain market approval from the FDA or other regulatory authorities, resulting in us being unable to derive any commercial revenue from them after investing significant amounts of capital in their development.

If the results of our ongoing or future preclinical studies and clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

While we are in early stages of clinical trials with our product candidates, it is likely that there may be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

If we experience delays in clinical testing, we will be delayed in commercializing our product candidates, and our business may be substantially harmed.

We cannot predict whether any clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The commencement and completion of clinical trials for our products may be delayed for a number of reasons, including delays related, but not limited, to:

•	failure by regulatory authorities to grant permission to proceed or placing the clinical trial on hold;

•	patients failing to enroll or remain in our trials at the rate we expect;

•	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our CMOs to comply with cGMP requirements;

•	any changes to our manufacturing process that may be necessary or desired;

•	delays or failure to obtain clinical supply from CMOs of our products necessary to conduct clinical trials;

•	product candidates demonstrating a lack of safety or efficacy during clinical trials;

•	patients choosing an alternative treatment for the indications for which we are developing any of our product candidates or participating in competing clinical trials;

•	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;

•	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;

•	competing clinical trials and scheduling conflicts with participating clinicians;

•	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;

•	failure of our CROs to satisfy their contractual duties or meet expected deadlines;

•	inspections of clinical trial sites by regulatory authorities or IRBs or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;

•	one or more IRBs or ethics committees rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or

•	failure to reach agreement on acceptable terms with prospective clinical trial sites.

Our product development costs will increase if we experience delays in testing or approval or if we need to perform more or larger clinical trials than planned. Additionally, changes in regulatory requirements and policies may occur, and we may need to amend study protocols to reflect these changes. Amendments may require us to resubmit our study protocols to regulatory authorities or IRBs or ethics committees for re-examination, which may impact the cost, timing or successful completion of that clinical trial. Delays or increased product development costs may have a material adverse effect on our business, financial condition and prospects.

We may not achieve our publicly announced milestones according to schedule, or at all.

From time to time, we may announce the timing of certain events we expect to occur, such as the anticipated timing of results from our clinical trials. These statements are forward-looking and are based on the best estimates of management at the time relating to the occurrence of such events. However, the actual timing of such events may differ from what has been publicly disclosed. The timing of events such as initiation or completion of a clinical trial, filing of an application to obtain regulatory approval, or announcement of additional clinical trials for a product candidate may ultimately vary from what is publicly disclosed. These variations in timing may occur as a result of different events, including the nature of the results obtained during a clinical trial or during a research phase, timing of the completion of clinical trials, problems with a CMO or a CRO or any other event having the effect of delaying the publicly announced timeline. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future events or otherwise, except as otherwise required by law. Any variation in the timing of previously announced milestones could have a material adverse effect on our business plan, financial condition or operating results and the trading price of our common shares.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in the United States for any of our product candidates, we may be required to have an authorized IND for each product candidate and to file additional INDs prior to initiating any additional clinical trials for our product candidates. We believe that the data from previous studies will support the filing of additional INDs, to enable us to undertake additional clinical studies as we have planned. However, submission of an IND may not result in the FDA allowing further clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, these regulatory authorities may change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

Failure to submit or have effective INDs and commence or continue clinical programs will significantly limit our opportunity to generate revenue.

If we have difficulty enrolling patients in clinical trials, the completion of the trials may be delayed or cancelled.

As our product candidates advance from preclinical testing to clinical testing, and then through progressively larger and more complex clinical trials, we will need to enroll an increasing number of patients that meet our eligibility criteria. The timing of completion of our clinical studies depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States.  In addition, our ability to enroll patients may be significantly delayed by the evolving COVID-19 pandemic and we do not know the extent and scope of such delays at this point. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. There is significant competition for recruiting cancer patients in clinical trials, and we may be unable to enroll the patients we need to complete clinical trials on a timely basis or at all.

In addition to the potentially small populations, the eligibility criteria of our planned clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their disease is either severe enough or not too advanced to include them in a study. Additionally, the process of finding and diagnosing patients may prove costly. We also may not be able to identify, recruit and enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidate under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical study sites for prospective patients, the availability of genetic sequencing information for patient tumors so that we can identify patients with the targeted genetic mutations, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidates may be delayed.

The factors that affect our ability to enroll patients are largely uncontrollable and include, but are not limited to, the following:

•	size and nature of the patient population;

•	eligibility and exclusion criteria for the trial;

•	design of the study protocol;

•	competition with other companies for clinical sites or patients;

•	the perceived risks and benefits of the product candidate under study;

•	the patient referral practices of physicians;

•	the number, availability, location and accessibility of clinical trial sites; and

•	current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our current and potential future product candidates. This competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such sites. Moreover, because our current and potential future product candidates may represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy, rather than enroll patients in our ongoing or any future clinical trial.

If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates could be delayed or prevented.

Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

In order to obtain FDA approval to market a new biological product we must demonstrate proof of safety, purity and potency and efficacy in humans. To meet these requirements, we will have to conduct adequate and well-controlled clinical trials. Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned INDs in the United States. We cannot be certain of the timely completion or outcome of our preclinical testing and studies and cannot predict if the FDA will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of programs that are the responsibility of third parties or our potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

•	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;

•	delays in reaching a consensus with regulatory agencies on study design; and

•	the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

Moreover, even if clinical trials do begin for our preclinical programs, our development efforts may not be successful, and clinical trials that we conduct or that third parties conduct on our behalf may not demonstrate sufficient safety, purity and potency or efficacy to obtain the requisite regulatory approvals for any of product candidates we develop. Even if we obtain positive results from preclinical studies or early clinical trials, we may not achieve the same success in future trials.

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of our therapeutic product candidates.

We may develop companion diagnostics for our therapeutic product candidates to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics would be used during our clinical trials as well as in connection with the FDA approval of our product candidates. We expect that, at least in some cases, regulatory authorities may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. Companion diagnostics are subject to regulation by the FDA, HC, and comparable foreign regulatory authorities as medical devices and may require analytical validation and separate regulatory approval or clearance prior to commercialization, if not already approved.

We have limited experience and capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions, including for the design, development and manufacturing of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these product candidates, or experience delays in doing so, the development of these product candidates may be adversely affected, these product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of these product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic product candidates.

We have not begun to develop companion diagnostics for any of our therapeutic product candidates. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our therapeutic product candidates, or experience delays in doing so, our business may be substantially harmed.

We intend to develop our current product candidates and potentially future product candidates in combination with other agents, which exposes us to additional risks.

We intend to develop our current product candidates, TTI-621 and TTI-622, and likely other future product candidates in combination with one or more other approved or unapproved agents to treat cancer. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing agents, we would continue to be subject to the risks that the FDA, HC or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing agents. If the agents we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, HC or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

We also may choose to evaluate our current product candidates or any other future product candidates in combination with one or more agents that have not yet been approved for marketing by the FDA, HC or comparable foreign regulatory authorities. We will not be able to market and sell our current product candidates or any product candidate we develop in combination with an unapproved agent for a combination indication if that unapproved agent does not ultimately obtain marketing approval either alone or in combination with our product. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval.

If the FDA, HC or comparable foreign regulatory authorities do not approve these other products or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the products we choose to evaluate in combination with our product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

We may in the future conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We may not be successful in our efforts to identify or discover other product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates. If we do not successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. Research programs to identify new product candidates require substantial technical, financial and human resources, and we may fail to identify potential product candidates for numerous reasons.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for our product candidates could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate, or we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

If any of these events occur, we may be forced to abandon or delay our development efforts with respect to a particular product candidate or fail to develop a potentially successful product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Regulatory approval processes are lengthy, expensive and inherently unpredictable. Our inability to obtain regulatory approval for our product candidates would substantially harm our business.

Our development and commercialization activities and product candidates are significantly regulated by a number of governmental entities, including the FDA, HC, and comparable authorities in other countries. Regulatory approvals are required prior to each clinical trial and we may fail to obtain the necessary approvals to commence or continue clinical testing. We must comply with regulations concerning the manufacture, testing, safety, effectiveness, labeling, documentation, advertising, and sale of products and product candidates and ultimately must obtain regulatory approval before we can commercialize a product candidate. The time required to obtain approval by such regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials. Any analysis of data from clinical activities we perform is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Even if we believe results from our clinical trials are favorable to support the marketing of our product candidates, the FDA or other regulatory authorities may disagree. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate's clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any future product candidates will ever obtain regulatory approval.

We could fail to receive regulatory approval for our product candidates for many reasons, including, but not limited to:

•	disagreement with the design or implementation of our clinical trials;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a BLA or other submission to obtain regulatory approval;

•	deficiencies in the manufacturing processes or the failure of facilities of CMOs with whom we contract for clinical and commercial supplies to pass a pre-approval inspection; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

A regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program. This lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. The FDA, the European Medicines Agency, or EMA, and other comparable foreign authorities have substantial discretion in the approval process and determining when or whether regulatory approval will be obtained for any product candidate that we develop. Even if we believe the data collected from future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by the FDA, the EMA or any other regulatory authority.

If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Moreover, depending on any safety issues associated with our product candidates that garner approval, the FDA may impose a risk evaluation and mitigation strategy, thereby imposing certain restrictions on the sale and marketability of such products.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

We face competition from other biotechnology and pharmaceutical companies and our financial condition and operations will suffer if we fail to effectively compete.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We are currently developing therapeutics that will compete, if approved, with other products and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other products and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Our competitors include large, well-established pharmaceutical companies, biotechnology companies, and academic and research institutions developing cancer therapeutics for the same indications we are targeting and competitors with existing marketed therapies. Smaller and other early stage companies may also prove to be significant competitors. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Many other companies are developing or commercializing therapies to treat the same diseases or indications for which our product candidates may be useful. Although there are no approved therapies that specifically target the CD47 pathway, some competitors use therapeutic approaches that may compete directly with our product candidates. For example, our product candidates are in direct competition with CD47 blocking agents from Gilead Sciences and others.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe effects, are more convenient, have a broader label, are marketed more effectively, are reimbursed or are less expensive than any products that we may develop. Our competitors also may obtain FDA, HC or other marketing approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Even if the product candidates we develop achieve marketing approval, they may be priced at a significant premium over competitive products if any have been approved by then, resulting in reduced competitiveness.

Many of our competitors have substantially greater financial, technical and human resources than we do and have significantly greater experience than us in conducting preclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. Our ability to compete successfully will largely depend on:

•	the efficacy and safety profile of our product candidates relative to marketed products and other product candidates in development;

•	our ability to develop and maintain a competitive position in the product categories and technologies on which we focus;

•	the time it takes for our product candidates to complete clinical development and receive marketing approval;

•	our ability to obtain required regulatory approvals;

•	our ability to commercialize any of our product candidates that receive regulatory approval;

•	our ability to establish, maintain and protect intellectual property rights related to our product candidates; and

•	acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers and payors.

If we are not able to compete effectively against our current and future competitors, our business will not grow and our financial condition and operations will substantially suffer. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our product candidates obsolete, less competitive or not economical.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, GLP regulations and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;

•	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;

•	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

•	imposition of a REMS, which may include distribution or use restrictions;

•	requirements to conduct additional post-market clinical trials to assess the safety of the product;

•	fines, warning letters or holds on clinical trials;

•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;

•	product seizure or detention, or refusal to permit the import or export of our product candidates; and

•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

We may seek Breakthrough Therapy Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek Breakthrough Therapy Designation for any product candidate that we develop. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if the product candidates we develop qualify as breakthrough therapies, the FDA may later decide that the drugs no longer meet the conditions for qualification and rescind the designation.

We may seek Fast Track Designation by the FDA for a product candidate that we develop, and we may be unsuccessful. If we are successful, the designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track Designation for the product candidates we develop. If a product is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address an unmet medical need for this condition, the product sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may rescind the Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek Orphan Drug Designation for other product candidates we develop, and we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

As part of our business strategy, we may seek Orphan Drug Designation for our other product candidates we develop, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Similarly, in Europe, the European Commission grants Orphan Drug Designation after receiving the opinion of the EMA Committee for Orphan Medicinal Products on an Orphan Drug Designation application. Orphan Drug Designation is intended to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than 5 in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, Orphan Drug Designation entitles a party to a number of incentives, such as protocol assistance and scientific advice specifically for designated orphan medicines, and potential fee reductions depending on the status of the sponsor.

Generally, if a drug with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for Orphan Drug Designation or if the drug is sufficiently profitable such that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for our product candidates, that exclusivity may not effectively protect our product candidates from competition because different therapies can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we may seek Orphan Drug Designation for applicable indications for our current and any future product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

We heavily rely on the capabilities and experience of our key executives and scientists and the loss of any of them could affect our ability to develop our products.

Our success will depend in large measure on the ability, expertise, judgment, discretion, integrity and good faith of our key executives and other personnel conducting our business. Most recently, in November 2020, we hired Dr. Ingmar Bruns as Chief Medical Officer. We have employment agreements with Dr. Skvarka, Dr. Bruns and Dr. Uger, and other key members of our staff, and in May 2019 the Board of Directors put agreements in place for key executives and staff to encourage retention, although such agreements do not guarantee their retention. Cash retention payments were made in August 2020 and equity retention awards vested in November 2020. Changes in the leadership team may cause some disruption to our business, and may have an adverse effect on our business, operating results or financial condition.

We also depend on our scientific and clinical collaborators and advisors, all of whom have outside commitments that may limit their availability to us. In addition, we believe that our future success will depend in large part upon our ability to attract and retain highly skilled scientific, managerial, medical, manufacturing, clinical, commercial and regulatory personnel, particularly as we expand our activities and seek regulatory approvals for clinical trials. We enter into agreements with our scientific and clinical collaborators and advisors, key opinion leaders and academic partners in the ordinary course of our business. We also enter into agreements with physicians and institutions who will recruit patients into our clinical trials on our behalf in the ordinary course of our business. Notwithstanding these arrangements, we face significant competition for these types of personnel from other companies, research and academic institutions, government entities and other organizations. We cannot predict our success in hiring or retaining the personnel we require for continued growth. The loss of the services of any of our executive officers or other key personnel could potentially harm our business, operating results or financial condition.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a substantial impact on our business and results of operations, including the imposition of substantial fines or other sanctions.

We may expand our business through the acquisition of companies or businesses or by entering into collaborations or by in-licensing product candidates, each of which could disrupt our business and harm our financial condition.

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations, or in-licensing one or more product candidates. Acquisitions, collaborations and in-licenses involve numerous risks, including, but not limited to:

•	substantial cash expenditures;

•	technology development risks;

•	potentially dilutive issuances of equity securities;

•	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;

•	difficulties in assimilating the operations of the acquired companies;

•	potential disputes regarding contingent consideration;

•	diverting our management's attention away from other business concerns;

•	entering markets in which we have limited or no direct experience; and

•	potential loss of our key employees or key employees of the acquired companies or businesses.

We have experience in making acquisitions, entering collaborations, and in-licensing product candidates, however, we cannot provide assurance that any acquisition, collaboration or in-license will result in short-term or long-term benefits to us. We may incorrectly judge the value or worth of an acquired company or business or in-licensed product candidate. In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions, collaborations and in-licenses. We cannot provide assurance that we would be able to successfully combine our business with that of acquired businesses, manage a collaboration or integrate in-licensed product candidates. Furthermore, the development or expansion of our business may require a substantial capital investment by us.

We expect to expand our organization and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to significantly expand our staffing in 2021, primarily in clinical development and CMC to support the expansion of our clinical programs. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

Negative results from clinical trials or studies of others and adverse safety events involving the targets of our product candidates or of competitors in the field of immune-oncology may have an adverse impact on our future commercialization efforts.

From time to time, studies or clinical trials on various aspects of biopharmaceutical products are conducted by academic researchers, competitors or others. The results of these studies or trials, when published, may have a significant effect on the market for the biopharmaceutical product that is the subject of the study. The publication of negative results of studies or clinical trials or adverse safety events related to our product candidates, or the therapeutic areas in which our product candidates compete, could adversely affect our share price and our ability to finance future development of our product candidates, and our business and financial results could be materially and adversely affected.

In addition, the commercial success of our products will depend in part on public acceptance of the use of cancer immunotherapies. While a number of cancer immunotherapies have received regulatory approval and are being commercialized, there are no approved agents targeting CD47. Adverse events in clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of immuno-oncology that may occur in the future, could result in a decrease in demand for any product that we may develop. If public perception is influenced by claims that the use of cancer immunotherapies is unsafe, whether related to our therapies or those of our competitors, our products may not be accepted by the general public or the medical community.

Future adverse events in immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our products. Any increased scrutiny could delay or increase the costs of obtaining marketing approval for the product candidates we develop.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other agents, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;

•	the ability to offer our products, if approved, for sale at competitive prices;

•	convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;

•	adoption of a companion diagnostic and/or complementary diagnostic; and

•	the prevalence and severity of any side effects.

The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We expect to initially seek approval of any product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

The number of patients who have the cancers we are targeting may turn out to be lower than expected. Additionally, the potentially addressable patient population for our current programs or future product candidates may be limited, if and when approved. Even if we obtain significant market share for any product candidate, if and when approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications, including to be used as first-line or second-line therapy.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, the FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should the FDA determine that an inspection is necessary for approval, and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We face the risk of product liability claims, which could exceed our insurance coverage and produce recalls, each of which could deplete our cash resources.

We are exposed to the risk of product liability claims alleging that use of our product candidates caused an injury or harm. These claims can arise at any point in the development, testing, manufacture, marketing or sale of our product candidates and may be made directly by patients involved in clinical trials of our product candidates, by consumers or healthcare providers or by individuals, organizations or companies selling our products. Product liability claims can be expensive to defend, even if the product or product candidate did not actually cause the alleged injury or harm.

Insurance covering product liability claims becomes increasingly expensive as a product candidate moves through the development pipeline to commercialization. We currently maintain clinical trial liability insurance coverage of $10 million. However, there can be no assurance that such insurance coverage is or will continue to be adequate or available to us at a cost acceptable to us or at all. We may choose or find it necessary under our collaborative agreements to increase our insurance coverage in the future. We may not be able to secure greater or broader product liability insurance coverage on acceptable terms or at reasonable costs when needed. Any liability for damages resulting from a product liability claim could exceed the amount of our coverage, require us to pay a substantial monetary award from our own cash resources and have a material adverse effect on our business, financial condition and results of operations. Moreover, a product recall, if required, could generate substantial negative publicity about our products and business, inhibit or prevent commercialization of other products and product candidates or negatively impact existing or future collaborations.

If we are unable to maintain product liability insurance required by our third parties, the corresponding agreements would be subject to termination, which could have a material adverse impact on our operations.

Some of our licensing and other agreements with third parties require or might require us to maintain product liability insurance. If we cannot maintain acceptable amounts of coverage on commercially reasonable terms in accordance with the terms set forth in these agreements, the corresponding agreements would be subject to termination, which could have a material adverse impact on our operations.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and study subjects, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. Further, having a significant portion of our workforce working from home for extended periods of time due to the COVID-19 pandemic puts us at greater risk of cyber-attacks. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we will need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyber-attack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

Risks Related to Our Financial Position and Need for Additional Capital

We expect to incur future losses and we may never become profitable.

We have incurred losses of $59.3 million and $38.1 million for the years ended December 31, 2020 and 2019, respectively, and expect to incur an operating loss for the year ending December 31, 2021. We have an accumulated deficit since inception through December 31, 2020 of $249.4 million. We believe that operating losses will continue as we are planning to incur significant costs associated with the clinical development of our product candidates. Our net losses have had and will continue to have an adverse effect on, among other things, our shareholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a drug development company, our operations have consumed substantial amounts of cash since inception. We expect to spend substantial funds to continue the research, development and testing of our product candidates and to prepare to commercialize products subject to approval of the FDA, in the U.S. and similar approvals in other jurisdictions. We will also require significant additional funds if we expand the scope of our current clinical plans or if we were to acquire any new assets and advance their development. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, through collaborations with other biotechnology or pharmaceutical companies or through financings from other sources. We expect that our existing combined cash and cash equivalents and marketable securities as at December 31, 2020 of $291.2 million will enable us to fund our current operating plan requirements for at least the next twelve months. Additional financing will be required to meet our longer term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete clinical trials or pursue and obtain approval of any product candidates from the FDA and other regulatory authorities. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of our corporate goals, the results of scientific and clinical research, the ability to obtain regulatory approvals, the state of the capital markets generally and with particular reference to drug development companies, the status of strategic alliance agreements and other relevant commercial considerations. If adequate funding is not available, we may be required to delay, reduce or eliminate one or more of our product development programs, or obtain funds through corporate partners or others who may require us to relinquish significant rights to product candidates or obtain funds on less favorable terms than we would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, our intangible assets and our ability to continue our clinical development plans may become impaired, and our assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

We currently have no product revenue and will not be able to maintain our operations and research and development without additional funding.

To date, we have generated no product revenue and cannot predict when and if we will generate product revenue. Our ability to generate product revenue and ultimately become profitable depends upon our ability, alone or with partners, to successfully develop our product candidates, obtain regulatory approval, and commercialize products, including any of our current product candidates, or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. We expect our research and development expenses to increase in connection with our ongoing activities, particularly as we advance our product candidates through clinical trials.

We may be subject to significant cash payouts in connection with our outstanding warrants in the event of a "Fundamental Transaction".

In the event of a "Fundamental Transaction" (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each warrant holder will have the right up to 90 days after the consummation of the Fundamental Transaction to require us to repurchase the warrant for a purchase price in cash equal to the Black Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations. There can be no assurance that in the event of a Fundamental Transaction we will be able to sufficiently compensate the holders of the warrants in accordance with the terms thereof. The warrant provisions may delay or prevent our ability to undertake a strategic transaction that may be beneficial to shareholders. These restrictions may also adversely affect the market price of our common shares.

We are exposed to the financial risk related to the fluctuation of foreign exchange rates and the degrees of volatility of those rates.

We may be adversely affected by foreign currency fluctuations. To date, we have been primarily funded through issuances of equity, proceeds from the exercise of warrants and stock options and from interest income on funds available for investment, which are denominated both in U.S. and Canadian dollars. Also, a sizeable portion of our expenditures are in Canadian dollars, and we are therefore subject to foreign currency fluctuations which may, from time to time, impact our financial position and results of operations.

Risks Related to Intellectual Property

If we are unable to adequately protect and enforce our intellectual property, our competitors may take advantage of our development efforts or acquired technology and compromise our prospects of marketing and selling our key products.

We control two main patent families relating to SIRPα. One family relates to the use of SIRPα to treat cancer. The other family relates to composition of matter for TTI-621 and TTI-622. We have also filed for patent protection covering additional inventions relating to SIRPα, including anti-cancer drug combination therapies that utilize SIRPαFc, and biomarkers that identify SIRPαFc responders. Our success will depend in part upon our ability to protect our intellectual property and proprietary technologies and upon the nature and scope of the intellectual property protection we receive. For example, some of our patent portfolio covers primarily methods of medical use but not compositions of matter. The ability to compete effectively and to achieve partnerships will depend on our ability to develop and maintain proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. The presence of such proprietary rights of others could severely limit our ability to develop and commercialize our products, to conduct our existing research and could require financial resources to defend litigation, which may be in excess of our ability to raise such funds. There is no assurance that our pending patent applications or any that we intend to acquire will be approved in a form that will be sufficient to protect our proprietary technology and gain or keep any competitive advantage that we may have or, once approved, will be upheld in any post-grant proceedings brought by any third parties.

The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal, scientific and factual questions for which important legal principles remain unresolved. Patents issued to us or our respective licensors may be challenged, invalidated or circumvented. To the extent our intellectual property, including licensed intellectual property, offers inadequate protection, or is found to be invalid or unenforceable, we are exposed to a greater risk of direct competition. If our intellectual property does not provide adequate protection against our competitors' products, our competitive position could be adversely affected, as could our business, financial condition and results of operations. Both the patent application process and the process of managing patent disputes can be time consuming and expensive, and the laws of some foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States and Canada.

We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that our proprietary technologies, key products, and any future products are covered by valid and enforceable intellectual property rights including patents or are effectively maintained as trade secrets, and provided we have the funds to enforce our rights, if necessary.

If we lose our licenses from third-party owners we may be unable to continue a substantial part of our business.

We are party to licenses that give us rights to intellectual property that is necessary or useful for a substantial part of our business. Pursuant to our exclusive license agreement with the UHN and the HSC under which we license certain patent rights for our key products and their uses, we are required to use commercially reasonable efforts to commercialize products based on the licensed rights and pay milestone payments, royalties on net sales, and an annual maintenance fee.

We have also entered into agreements allowing us to manufacture TTI-621 and TTI-622 using Catalent's proprietary GPEx® expression system. The consideration includes payments at the time we successfully reach a series of development and sales milestones. We may also enter into licenses in the future to access additional third-party intellectual property.

If we fail to pay annual maintenance fees, development and sales milestones, or it is determined that we did not use commercially reasonable efforts to commercialize licensed products, we could lose our licenses which could have a material adverse effect on our business and financial condition.

We may require additional third-party licenses to effectively develop and manufacture our key products and are currently unable to predict the availability or cost of such licenses.

A substantial number of patents have already been issued to other biotechnology and pharmaceutical companies. To the extent that valid third-party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. We are currently unable to predict the extent to which we may wish or be required to acquire rights under such patents, the availability and cost of acquiring such rights, and whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder or eliminate our ability to manufacture and market our products.

Changes in patent law and its interpretation could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors' or collaborators' ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors' or collaborators' ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors' or collaborators' patent applications and the enforcement or defense of our or our licensors' or collaborators' issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors' or collaborators' patent applications and the enforcement or defense of our or our licensors' or collaborators' issued patents, all of which could have a material adverse effect on our business and financial condition.

Litigation regarding patents, patent applications, and other proprietary rights may be expensive, time consuming and cause delays in the development and manufacturing of our key products.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. The pharmaceutical industry is characterized by extensive patent litigation. Other parties may have, or obtain in the future, patents and allege that the use of our technologies infringes these patent claims or that we are employing their proprietary technology without authorization.

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

•	the patentability of our inventions relating to our key products; and/or

•	the enforceability, validity, or scope of protection offered by our patents relating to our key products.

If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. Regardless of the outcome, patent litigation is costly and time consuming. In some cases, we may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

•	incur substantial monetary damages;

•	encounter significant delays in bringing our key products to market; and/or

•	be precluded from participating in the manufacture, use or sale of our key products or methods of treatment requiring licenses.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them.

Because we rely on third parties to develop our product candidates, we must share trade secrets with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, collaborative research agreements, consulting agreements or other similar agreements with our collaborators, advisors, employees and consultants prior to beginning research or disclosing proprietary information. These agreements typically restrict the ability of our collaborators, advisors, employees and consultants to publish data potentially relating to our trade secrets. Our academic and clinical collaborators typically have rights to publish data, provided that we are notified in advance and may delay publication for a specified time in order to secure our intellectual property rights arising from the collaboration. In other cases, publication rights are controlled exclusively by us, although in some cases we may share these rights with other parties. We may also conduct joint research and development programs which may require us to share trade secrets under the terms of research and development collaboration or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of these agreements, independent development or publication of information including our trade secrets in cases where we do not have proprietary or otherwise protected rights at the time of publication. A competitor's discovery of our trade secrets may impair our competitive position and could have a material adverse effect on our business and financial condition.

Risks Related to Our Common Shares

Our common share price has been volatile in recent years, and may continue to be volatile.

The market prices for securities of biopharmaceutical companies, including ours, have historically been volatile. In the year ended December 31, 2020, our common shares traded on the Nasdaq at a high of $20.96 and a low of $1.05 per share and on the TSX at a high of CDN $27.12 and a low of CDN $1.37 per share. In the year ended December 31, 2019, our common shares traded on the Nasdaq at a high of $2.13 and a low of $0.24 per share and on the TSX at a high of CDN $2.76 and a low of CDN $0.30 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments, the results of product development and commercialization, changes in government regulations, and developments concerning proprietary rights, litigation and cash flow. Our quarterly losses may vary because of the timing of costs for manufacturing, preclinical studies and clinical trials. Also, the reporting of adverse safety events involving our products and public rumors about such events could cause our share price to decline or experience periods of volatility. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, changes in the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

We have never paid dividends and do not expect to do so in the foreseeable future.

We have not declared or paid any cash dividends on our common or preferred shares to date. The payment of dividends in the future will be dependent on our earnings and financial condition in addition to such other factors as our Board of Directors considers appropriate. Unless and until we pay dividends, shareholders may not receive a return on their shares. There is no present intention by our Board of Directors to pay dividends on our shares.

Future sales or issuances of equity securities and the conversion of outstanding securities to common shares could decrease the value of the common shares, dilute investors' voting power, and reduce our earnings per share. There are a large number of common shares underlying our outstanding options and warrants and the exercise of these options and/or warrants may depress the market price of our common shares and cause immediate and substantial dilution to our existing stockholders.

As of December 31, 2020, we had 102,925,799 common shares issued and outstanding, outstanding Series II First Preferred Shares convertible into an additional 6,750,000 common shares, outstanding DSUs convertible into an additional 2,219,226 common shares, outstanding options to purchase 5,326,710 common shares, outstanding warrants to purchase 5,400,000 Series II First Preferred Shares which are convertible in 5,400,000 common shares and outstanding warrants to purchase 1,515,675 common shares. The issuance of common shares upon exercise of our outstanding options and warrants, or the conversion of our preferred shares or redemption of our DSUs, will cause immediate and substantial dilution to our stockholders.

We may sell additional equity securities in future offerings, including through the sale of securities convertible into equity securities, to finance operations, acquisitions or projects, and issue additional common shares if outstanding warrants or stock options are exercised, or preferred shares are converted to common shares, which may result in dilution. In the February 2019 public offering, we issued warrants with a price protection feature that resets the exercise price of the warrant under certain conditions including the issuance of common shares, or securities convertible into common shares, at prices below the exercise price of $0.96.

Our Board of Directors has the authority to authorize certain offers and sales of additional securities without the vote of, or prior notice to, shareholders. Based on the need for additional capital to fund expected expenditures and growth, it is likely that we will issue additional securities to provide such capital. Such additional issuances may involve the issuance of a significant number of common shares at prices less than the current market price for our common shares.

Sales of substantial amounts of our securities, or the availability of such securities for sale, as well as the issuance of substantial amounts of our common shares upon conversion of outstanding convertible equity securities, could adversely affect the prevailing market prices for our securities and dilute investors' earnings per share. A decline in the market prices of our securities could impair our ability to raise additional capital through the sale of securities should we desire to do so.

U.S. holders of 10% or more of the voting power of our common shares may be subject to U.S. federal income taxation at ordinary income tax rates on undistributed earnings and profits.

There is a risk that we will be classified as a controlled foreign corporation, or CFC, for U.S. federal income tax purposes. We will generally be classified as a CFC if more than 50% of our outstanding shares, measured by reference to voting power or value, are owned (directly, indirectly or by attribution) by "U.S. Shareholders." For this purpose, a "U.S. Shareholder" is any U.S. person that owns directly, indirectly or by attribution, 10% or more of the voting power of our outstanding shares. If we are classified as a CFC, a U.S. Shareholder may be subject to U.S. income taxation at ordinary income tax rates on all or a portion of our undistributed earnings and profits attributable to "subpart F income" and may also be subject to tax at ordinary income tax rates on any gain realized on a sale of common shares, to the extent of our current and accumulated earnings and profits attributable to such shares. The CFC rules are complex and U.S. Shareholders of our common shares are urged to consult their own tax advisors regarding the possible application of the CFC rules to them in their particular circumstances.

We are likely a "passive foreign investment company," which may have adverse U.S. federal income tax consequences for U.S. shareholders.

U.S. investors should be aware that we believe we were classified as a PFIC during the tax year ended December 31, 2020 , and based on current business plans and financial expectations, we believe that we may be a PFIC for the current tax year and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. shareholder's holding period of our common shares or Series II First Preferred Shares, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of our common shares or Series II First Preferred Shares, or any so-called "excess distribution" received on our common shares or Series II First Preferred Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective "qualified electing fund" election, or QEF Election, or a "mark-to-market" election with respect to our common shares or Series II First Preferred Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, which may or may not be readily available, whether or not we distribute any amounts to our shareholders. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the common shares over the shareholder's adjusted tax basis therein. A mark-to-market election is not expected to be available with respect to our Series II First Preferred Shares. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of our common shares or Series II First Preferred Shares.

Legislation or other changes in U.S. tax law could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

It may be difficult for non-Canadian investors to obtain and enforce judgments against us because of our Canadian incorporation and presence.

We are a corporation existing under the laws of the BCBCA. Some of our officers, directors, and experts are Canadian or non-U.S. residents, and many of our assets or the assets of our officers and directors are located outside the United States. We have appointed an agent for service of process in the United States, but it may be difficult for holders of our common shares who reside in the United States to effect service within the United States upon those directors, officers, and experts who are not residents of the United States. It may also be difficult for holders of our common shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our officers and directors under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or such directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or "blue sky" laws of any state or jurisdiction of the United States or (ii) would enforce, in original actions, liabilities against us or such directors, officers or experts predicated upon the United States federal securities laws or any securities or "blue sky" laws of any state or jurisdiction of the United States. In addition, the protections afforded by Canadian securities laws may not be available to investors in the United States.

Because we are no longer an "emerging growth company" as defined in the JOBS Act, we may incur additional expenses and devote increased management time to compliance with additional disclosures that are applicable to companies that are not emerging growth companies.

While we were an "emerging growth company," as defined in the JOBS Act, we were permitted to take advantage of reduced regulatory and reporting requirements that were otherwise generally available to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Because we ceased to be an emerging growth company effective as of December 31, 2020, we expect to incur additional expenses and to devote increased management time towards insuring compliance with those requirements applicable to companies that are not emerging growth companies.

We qualify as a smaller reporting company, and we will remain a smaller reporting company for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

As a result of our loss of our foreign private issuer status, we are now required to comply with the Exchange Act’s domestic reporting regime, which will cause us to incur significant legal, accounting and other expenses.

As of June 30, 2020, we determined that we no longer qualified as a "foreign private issuer," as such term is defined in Rule 405 under the Securities Act, which means that we are required to comply with all the periodic disclosure and current reporting requirements of the Exchange Act applicable to U.S. domestic issuers. As of January 1, 2021, we have been required to comply with the Exchange Act reporting and other requirements applicable to U.S. domestic issuers, which are more detailed and extensive than the requirements for foreign private issuers.

We have been required to make changes to our corporate governance practices in accordance with various SEC and Nasdaq rules. As a result of such compliance, the regulatory and compliance costs to us under U.S. Securities laws may be higher than the costs we incurred as a foreign private issuer, and therefore, the loss of our foreign private issuer status will increase our legal and financial compliance costs. For example, we are required under current SEC rules to prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. As a foreign private issuer, we previously prepared our consolidated financial statements in accordance with International Financial Reporting Standards, or IFRS. We expect that the loss of foreign private issuer status will increase our legal and financial compliance costs and will make some activities highly time-consuming and costly. The additional costs could have an adverse impact on our results of operations, financial position and cash flows.

In addition, the transition to being treated as a U.S. domestic issuer may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could make it more difficult for us to attract and retain qualified members of our Board of Directors. In addition, our officers and directors are no longer exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchase and sale of our securities.

Any failure to maintain an effective system of internal controls may result in material misstatements of our consolidated financial statements or cause us to fail to meet our reporting obligations or fail to prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we fail to maintain an effective system of internal controls, we might not be able to report our financial results accurately or prevent fraud; and in that case, our shareholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the price of our common shares. While we believe that we have sufficient personnel and review procedures to allow us to maintain an effective system of internal controls, we cannot provide assurance that we will not experience potential material weaknesses in our internal control. Even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from complying with our reporting obligations on a timely basis, which could result in the loss of investor confidence in the reliability of our consolidated financial statements, harm our business and negatively impact the trading price of our common shares.

Our charter documents and certain Canadian legislation could delay or deter a change of control, limit attempts by our shareholders to replace or remove our current management and limit the market price of our common shares.

Our authorized preferred shares are available for issuance from time to time at the discretion of our Board of Directors, without shareholder approval. Our articles grant our Board of Directors the authority to determine the special rights and restrictions granted to or imposed on any unissued series of preferred shares, and those rights may be superior to those of our common shares. Further, the Investment Canada Act subjects any acquisition of control of a company by a non-Canadian to government review if the value of the assets as calculated pursuant to the legislation exceeds a threshold amount or in other circumstances determined at the discretion of the Canadian government. A reviewable acquisition may not proceed unless the relevant minister is satisfied that the investment is likely to be of net benefit to Canada and the Canadian government is satisfied that no other important concerns arise from the acquisition of control. Any of the foregoing could prevent or delay a change of control and may deprive or limit strategic opportunities to our shareholders to sell their shares.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws health information privacy and security laws, and other health care laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•	The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. We continue to evaluate what effect, if any, these rules will have on our business.

•	The federal civil and criminal false claims laws, including the civil FCA prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•	The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

•	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the ACA imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

•	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

•	Analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from its business.

The insurance coverage and reimbursement status of newly-approved products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for any of our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of current or other product candidates that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the previous administration issued various Executive Orders that eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a facility containing approximately 3,200 square feet of office space, which is located at 100 CambridgePark Drive, Suite 510, Cambridge, MA, 02140, and a facility containing approximately 22,000 square feet of laboratory and office space, which is located at 2488 Dunwin Drive, Mississauga, Ontario, Canada, L5L 1J9. These leases expire in March 2024 and October 2025, respectively, subject to an option to extend the Mississauga lease for two additional 5 year terms.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of or a party to any material legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “TRIL” on the Nasdaq Capital Market and has been publicly traded on this market since December 18, 2014. We have been publicly traded in Canada on the Toronto Stock Exchange or the TSX Venture Exchange under the symbol “TRIL” since January 11, 2005. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 16, 2021, there were approximately 152 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Item 6. Selected Consolidated Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. We caution you that forward-looking statements are not guarantees of future performance, and that our actual results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate, may differ materially from the results discussed or projected in the forward-looking statements contained in this Annual Report. We discuss risks and other factors that we believe could cause or contribute to these potential differences elsewhere in this Annual Report, including under Item 1A. “Risk Factors” and under “Special Note Regarding Forward-Looking Statements.” In addition, even if our results of operations, financial condition and liquidity, and the developments in our business and the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, they may not be predictive of results or developments in future periods. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a clinical stage immuno-oncology company developing innovative therapies for the treatment of cancer. Immunotherapy is a rapidly evolving field that is redefining cancer care by harnessing a patient’s own immune system to eliminate tumor cells. Our focus is on developing inhibitors of CD47, a checkpoint of the innate immune system. CD47 is emerging as a promising next generation immuno-oncology target following the scientific, clinical and commercial success of T-cell checkpoint inhibitors. We have two product candidates in early stages of clinical development – TTI-622 (a SIRPα-IgG4 Fc fusion protein) and TTI-621 (a SIRPα-IgG1 Fc fusion protein). Both molecules are highly differentiated from the rest of the CD47 field by meaningful monotherapy activity demonstrated across a range of hematologic malignancies, and minimal binding to red blood cells, hence reducing the risk of anemia, a common side effect of some other CD47 agents. In 2021, our immediate goal is to complete ongoing dose escalation studies, and initiate a phase 1b/2 program across a range of both hematologic and solid tumor malignancies.

A two-part, multicenter, open-label, phase 1a/1b study of TTI-622 in patients with advanced relapsed or refractory lymphoma and multiple myeloma is currently in progress (NCT03530683). In the ongoing phase 1a dose escalation part, relapsed or refractory lymphoma patients are being enrolled in sequential dose cohorts to receive TTI-622 once weekly to characterize safety, tolerability, pharmacokinetics, and to determine the maximum tolerated dose. In the phase 1b part, patients with advanced relapsed or refractory lymphoma and multiple myeloma will be treated with TTI-622 in combination with other agents.

A phase 1 multicenter, open-label study in which patients with advanced relapsed or refractory hematologic malignancies receive intravenous TTI-621 is currently in progress (NCT02663518). The ongoing dose escalation Part 4 of the study is enrolling patients with CTCL.

Our immediate focus in the near term is to identify the maximum tolerated or recommended phase 2 doses for both TTI-622 in the ongoing study NCT03530683 and TTI-621 under the revised DLT criteria in Part 4 of study NCT02663518. We expect to significantly expand our staffing in 2021, primarily in CMC as we intend to initiate multiple phase 1b/2 combination studies. We will also undertake research, manufacturing and regulatory activities to support the CD47 clinical programs.

To date, we have principally raised capital through registered direct offerings and underwritten public offerings of our common and preferred stock, and the exercise of warrants and stock options. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of TTI-621, TTI-622 and any future product candidates. Our net losses were $59.3 million and $38.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $249.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance TTI-621 and TTI-622 through clinical development, prepare for commercial manufacturing and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of December 31, 2020, we had cash and cash equivalents and marketable securities of $291.2 million.

There have been several changes to our financial reporting as we have expanded our operations in the U.S. In 2019, we began reporting our financial results with U.S. dollars as the presentation currency. With the expansion of our business operations in the U.S., we determined that our functional currency had changed to U.S. dollars in 2020. The change was made to reflect that U.S. dollars had become the currency of the primary economic environment in which we operate, counting for a significant part of our labor, operations and financing. The change was implemented prospectively. As of June 30, 2020, we lost our status as a “foreign private issuer” as such term is defined in Rule 405 of the United States Securities Act of 1933, or the U.S. Securities Act given that (i) 50% of our outstanding common shares are held by U.S. residents and (ii) the majority of our directors are U.S. citizens. Consequently, we were required to comply with U.S. domestic issuer requirements beginning January 1, 2021. A summary of the key risks associated with becoming a U.S. domestic issuer can be found under the Item 1A. “Risk Factors”. As a U.S. domestic issuer, we have adopted U.S. generally accepted accounting principles for the first time with the presentation of our consolidated financial statements for the years ended December 31, 2020 and 2019. Previously, our interim quarterly consolidated financial statements for 2020 and our annual and interim quarterly consolidated financial statements for 2019 were presented under IFRS.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and since that time COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, among other restrictions, which have led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to ensure the safety of employees and their families and to reduce the spread of COVID-19. To date, the pandemic has resulted in a slowdown of the enrollment of patients in our clinical trials. Such slowdowns have had more of an impact on our TTI-621 clinical trial which recruits CTCL patients who have more indolent disease and can opt to delay participation in a clinical trial. The slower enrollment was more pronounced in the second quarter of 2020 but has improved for both products with TTI-622 currently enrolling at an expected pace. We have worked closely with our CROs to ensure that our clinical sites are well prepared to address any issues that may arise as a result of the pandemic, including but not limited to, ensuring sufficient drug inventory at clinical sites and ensuring proper steps were undertaken to allow for full remote monitoring of our clinical trials. There have been no significant disruptions to our drug supply chain although some raw materials used in drug production have taken longer to source and we have experienced delays in scheduled manufacturing campaigns due to COVID-19 vaccine production using manufacturing capacity at our CMO. We have sufficient drug inventory on hand to complete existing studies and have secured drug manufacturing slots through 2021 that we expect will provide continuity of drug supply, although risks of delays are elevated due to ongoing impacts related to COVID-19.

We have also implemented important measures to protect the health of our employees by suspending all business travel and implementing a work-from-home policy for all employees other than essential lab personnel who follow a strict protective protocol while on-site. Although we believe we have taken reasonable measures to address the impacts of the COVID-19 pandemic to date, it is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations. The impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impacts of the COVID-19 pandemic on our business, results of operations and financial condition.

Financial Operations Overview

Since our inception, we have devoted substantial resources to developing our SIRPαFc programs, including activities to manufacture product candidates, undertake preclinical studies and conduct clinical trials, as well as provide general and administrative support for these operations. We have not generated any revenue from product sales.

We have incurred net losses in each year since inception. Our net losses were $59.3 and $38.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $249.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates TTI-621 and TTI-622 into multiple phase 1b/2 trials;

•	manufacture our product candidates to supply these expanded trials;

•	seek regulatory approval for our product candidates; and

•	add personnel to support our product development and commercialization efforts.

As a result, we will need substantial additional funding to support our continued operations. To date, we have principally raised capital through registered direct offerings and underwritten public offerings of our common and preferred stock and the exercise of warrants and stock options. As of December 31, 2020, we had approximately $291.2 million in cash and cash equivalents and marketable securities.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our products, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Revenue

To date, we have not generated any revenues from product sales. In June 2020, we entered into a right-to-use license agreement for one of our small molecule compounds, with initial license fees of $0.1 million. Sales-based royalties, anniversary payments, and milestone payments will be recognized when earned in future periods.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our TTI-621 and TTI-622 product candidates, which include:

•	expenses incurred under agreements with third-party contract organizations and investigative clinical trial sites that conduct research and development activities on our behalf;

•	costs related to production of clinical materials, including fees paid to contract manufacturers;

•	laboratory and vendor expenses related to the execution of clinical trials;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	costs associated with our regulatory and quality control operations; and

•	facilities, depreciation, and other expenses, which include lease expenses and expenses for the maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities.

We expense all research and development costs in the periods in which they are incurred. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, clinical sites, and third-party service providers. The costs of intangible assets that are purchased from others for a particular research and development project and that have no alternative future uses are considered research and development costs and are expensed when incurred.

Nonrefundable advance payments for goods or services to be received in future periods for use in research and development activities are deferred and capitalized. The capitalized amounts are then expensed as the related goods are delivered and as services are performed.

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of TTI-621 and TTI-622. We recognize the funds from research and development grants as a reduction of research and development expense when the related eligible research costs are incurred.

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later stages of development, and as we initiate new clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional services expenses, including legal, human resources, audit and accounting services, insurance, directors’ fees and expenses associated with obtaining and maintaining patents. Personnel-related costs consist of salaries, benefits and stock-based compensation.

We anticipate general and administrative expenses will increase if research and development advances or expands. These increases will likely relate to additional personnel and increased costs related to finance, legal and intellectual property-related matters along with increased expenses related to operating as a publicly traded company and a domestic issuer, such as fees related to audit, legal, and tax services, regulatory compliance programs, insurance, investor relations and other.

Interest income

Interest income consists of interest generated on our cash and cash equivalents and marketable securities.

Results of Operations

Years Ended December 31, 2020 and 2019

Overview

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Revenue	$148	$124	$24
Operating expenses
Research and development	25,348	26,688	(1,340)
General and administrative	36,255	5,724	30,531
Total operating expenses	61,603	32,412	29,191
Operating loss	(61,455)	(32,288)	29,167
Interest income, net	2,009	597	(1,412)
Foreign currency loss (gain), net	202	(846)	(1,048)
Revaluation of warrant liability, net	-	(5,517)	(5,517)
Net loss before income taxes	(59,244)	(38,054)	21,190
Income tax expense	102	28	74
Net loss	(59,346)	(38,082)	21,264

Revenue

In June 2020, we entered into a right-to-use license agreement for one of our small molecule compounds, with initial license fees of $0.1 million. Sales-based royalties, anniversary payments, and milestone payments will be recognized when earned in future periods. Total revenue for the year ended December 31, 2020 consisted of initial license fees and license extension fees and was comparable to revenue of $0.1 million for the year ended December 31, 2019.

Research and Development Expenses

Research and development expenses for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019	Change

	(in thousands)
Program-specific costs
SIRPαFc (TTI-621 and TTI-622)	$11,216	$12,946	$(1,730)
Small molecule programs	6	290	(284)
Non program-specific costs
Employee and contractor related expenses	6,760	9,709	(2,949)
Stock-based compensation expenses	5,812	2,165	3,647
Facility, amortization, technology, and other expenses	1,554	1,578	(24)
Total research and development expenses	25,348	26,688	(1,340)

During 2020, all of our resources were focused on the development of TTI-621 and TTI-622, including clinical development, research, manufacturing and regulatory activities, and for working capital and general corporate purposes. Research and development expenses were $25.3 million for the year ended December 31, 2020, compared to $26.7 million for the year ended December 31, 2019. The decrease of $1.3 million was primarily attributable to the following:

•	$3.3 million of decreased employee salary, benefits, and travel expenses, which is primarily due to a lower research and development employee headcount subsequent to a restructuring event in 2019;

•	$1.7 million of decreased SIRPαFc program expense, mainly due to the termination of the TTI-621-02 clinical trial in the prior year; and

•	These decreased costs were partially offset by $3.6 million of increased stock-based compensation expense relating to the fair valuation of stock option liabilities.

General and Administrative

General and administrative expenses were $36.3 million for the year ended December 31, 2020, compared to $5.7 million for the year ended December 31, 2019. The increase of $30.5 million was primarily due to the following:

•	$21.1 million of increased DSU revaluation expense relating to fair valuation of the DSU liability prior to reclassification to equity on June 30, 2020, and increased professional fees, including legal and audit fees;

•	$7.9 million of increased stock-based compensation expense mainly relating to the fair valuation of stock option liabilities;

•	$0.8 million of increased employee salary and benefits; and

•	$0.5 million increase in director and officer insurance premiums.

Interest income and costs and foreign exchange gains and losses

Net interest income, consisting of interest earned on cash and cash equivalents and marketable securities, for the year ended December 31, 2020 was $2.0 million, and was higher than the prior year income of $0.6 million due to higher cash and cash equivalents and marketable securities balances resulting from the January 2020 and September 2020 financing activities.

During the year ended December 31, 2020, we recorded a net foreign currency gain of $0.2 million, compared to a net foreign currency loss of $0.8 million for the year ended December 31, 2020. The net foreign currency gain in the current period reflected a strengthening of the Canadian dollar versus the U.S. dollar while holding net Canadian dollar denominated assets.

Liquidity and Capital Resources

Cash, working capital and debt

Since inception, we have financed our operations primarily from sales of equity, proceeds from the exercise of warrants and stock options and from interest income on funds available for investment. Our primary capital needs are for funds to support our scientific research and development activities including staffing, facilities, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

We expect that our existing combined cash and cash equivalents and marketable securities as at December 31, 2020 of $291.2 million will enable us to fund our current operating plan requirements for at least the next twelve months.

We have experienced operating losses and cash outflows from operations since incorporation, will require ongoing financing in order to continue our research and development activities and we have not earned significant revenue or reached successful commercialization of our products. Our future operations are dependent upon our ability to finance our cash requirements which will allow us to continue our research and development activities and the commercialization of our products. There can be no assurance that we will be successful in continuing to finance our operations. Further, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for clinical trials and other research and development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated product development programs. The likelihood of our long-term success must be considered in light of the expenses, difficulties, and potential delays to be encountered in the development and commercialization of new pharmaceutical products, competitive factors in the marketplace and the complex regulatory environment in which we operate. We may never achieve significant revenue or profitable operations.

We have funded our operations principally through registered direct offerings and underwritten public offerings of our common and preferred stock, and the exercise of warrants and stock options as outlined below:

•	In September 2020, we issued 2,297,794 common shares at a price of $10.88 per share to Pfizer Inc. in a registered direct offering. The gross proceeds from this offering were $25.0 million, before deducting offering expenses of $0.1 million.

•	In September 2020, we also completed an underwritten public offering of 11,500,000 common shares, issued at $13.00 per share. The number of shares sold include 1,500,000 common shares pursuant to the full exercise by the underwriters of their option to purchase additional common shares. The gross proceeds from this offering were $149.5 million, before deducting offering expenses of $9.1 million.

•	During the year ended December 31, 2020, we received gross proceeds of $15.9 million on the exercise of warrants and stock options.

•	On April 23, 2020, we filed a shelf registration statement on Form F-3 (File No. 333-237810) with the SEC that provides that we may sell from time to time over the following three years up to $250.0 million, in one or more offerings, of common shares, First Preferred shares, warrants to purchase common shares or First Preferred shares, subscription receipts, or units comprising a combination of common shares, First Preferred shares and/or warrants. The shelf registration statement was declared effective by the SEC on May 4, 2020. Subsequent to our September 2020 financings, the remaining balance of the shelf is $75.5 million.

•	In January 2020, we completed an underwritten public offering of 41,279,090 common shares and 1,250,000 Series II Non-Voting Convertible First Preferred Shares, each issued at $2.75 per share. The number of shares sold include 5,547,272 common shares pursuant to the full exercise by the underwriters of their option to purchase additional common shares. The gross proceeds from this offering were $117.0 million, before deducting offering expenses of $7.2 million. The proceeds from this financing is being used for: (i) the clinical development of our CD47 programs; and (ii) research, manufacturing and regulatory activities, and working capital and general corporate purposes.

Cash flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019

	(in thousands)
Cash used in operating activities	$(22,733)	$(24,751)
Cash provided by (used in) investing activities	(35,483)	9,665
Cash provided by financing activities	290,907	13,810
Impact of foreign exchange rate on cash and cash equivalents	325	542
Net increase (decrease) in cash and cash equivalents	233,016	(734)

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we develop our SIRPαFc programs.

Net cash used in operating activities in 2020 was $22.7 million, and consisted of a net loss of $59.3 million less non-cash adjustments of $36.7 million and changes in operating assets and liabilities of $0.1 million. Non-cash items primarily included the remeasurement of the DSU liability of $22.1 million (before it converted to equity) and stock-based compensation of $14.3 million. The net change in assets and liabilities was primarily due to an increase in accounts payable of $6.3 million, and an increase in prepaid expenses of $6.1 million due mainly to reservation fees for contract manufacturing planned in 2021.

Net cash used in operating activities in 2019 was $24.8 million and consisted of a net loss of $38.1 million less non-cash adjustments of $11.3 million and changes in operating assets and liabilities of $2.0 million. Non-cash items primarily included a change in the fair value of the warrant liability of $5.2 million, stock-based compensation of $3.5 million, and remeasurement of the DSU liability of $1.1 million. The net change in assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities of $1.4 million, a decrease in amounts receivable of $0.5 million, and a decrease in prepaid expenses of $0.5 million.

Cash flows from investing activities

Our primary investing activities consist of purchases and maturities of marketable securities, and purchases of property and equipment.

Net cash used in investing activities in 2020 was $35.5 million, which included purchases of marketable securities of $66.3 million, partially offset by proceeds from maturities of marketable securities of $30.8 million.

Net cash provided by investing activities in 2019 was $9.7 million, which included proceeds from maturities of marketable securities of $87.5 million, partially offset by purchases of marketable securities of $77.5 million and purchases of property and equipment of $0.3 million.

Cash flows from financing activities

We generated net cash from financing activities of $290.9 million in 2020, primarily from net proceeds from our January 2020 and September 2020 common stock and preferred stock offerings of $275.1 million, proceeds from the exercise of warrants of $11.4 million, and proceeds from the exercise of stock options of $4.5 million.

We generated net cash from financing activities of $13.8 million in 2019, primarily from net proceeds from our February 2019 underwritten public offering of $13.9 million.

Contractual Obligations and Contingencies

We enter into research, development and license agreements in the ordinary course of business where we receive research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which is uncertain.

Under the license agreement for SIRPαFc, we have future contingent milestones payable of $0.2 million and $0.2 million on the first patient dosed in phase 2 and 3 trials, respectively, regulatory milestones on their first achievement totaling $3.8 million, and royalties on commercial sales.

We have two agreements with Catalent Pharma Solutions pursuant to which we acquired the right to use a proprietary expression system for the manufacture of two SIRPαFc constructs. Consideration for each license includes potential pre-marketing approval milestones of up to $0.9 million and aggregate sales milestone payments of up to $28.8 million.

We periodically enter into research and license agreements with third parties that include indemnification provisions customary in the industry. These guarantees generally require us to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by us or on our behalf. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents us from making a reasonable estimate of the maximum potential amount we could be required to pay. Historically, we have not made any indemnification payments under such agreements and no amount has been accrued in our consolidated financial statements with respect to these indemnification obligations.

We have entered into agreements with certain vendors for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancelable contracts.

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 2 of the consolidated financial statements. As disclosed in Note 2, the preparation of these consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are considered to be our critical accounting policies, which are those that are important to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

•	communicating with appropriate internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our consolidated financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•	periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to CMOs in connection with process development and manufacturing activities;

•	fees paid to CROs and other vendors in connection with nonclinical and clinical trials;

•	fees paid to investigative sites for patient enrolment, site fees and patient procedure and other costs in connection with clinical trials; and

•	professional service fees for consulting and related services.

We base our expense accruals related to clinical trials on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Recently Issued and Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Reserved.

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting.  Our internal control system was designed to provide reasonable assurance that all transactions are accurately recorded, that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our assets are safeguarded.

Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2020.  In making its assessment, management used the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework in Internal Control - Integrated Framework (2013) to evaluate the effectiveness of our internal control over financial reporting.  Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting because smaller reporting companies are exempt from this requirement for so long as they remain smaller reporting companies.  Therefore, management's report on internal control over financial reporting is not subject to attestation by the Company's independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in our Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in our Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from the information in our Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Annual Report

1. Financial Statements

The following report and Financial Statements of the Company are included in this Annual Report:

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

3. Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Trillium Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trillium Therapeutics Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Completeness of Accrual for Clinical and Contract Research Organization Costs
Description of the Matter

As disclosed in note 8 to the financial statements, the Company has accrued clinical and contract research organization costs of $6.0 million as of December 31, 2020. The Company’s consolidated statement of operations and comprehensive loss includes clinical and contract research organization costs within research and development expenses of $25.3 million for the year ended December 31, 2020. The Company’s determination of accrued clinical and contract research organization costs at each reporting period requires significant judgment by management, as estimates are based on a number of factors, including management’s knowledge of the research and development programs and associated timelines, invoicing to date from third party vendors, and the provisions in the contracts. The completeness of clinical and contract research organization cost accruals is subject to risk of estimation uncertainty related to services having been received where invoices are not received from third party vendors prior to the time the financial statements are issued.

Auditing the completeness of the Company’s accrual for clinical and contract research organization costs requires significant auditor judgment, subjectivity and effort in performing appropriate procedures to evaluate the completeness and accuracy of the audit evidence management utilizes in these estimates.

How We Addressed the Matter in Our Audit	To evaluate the completeness of the accrual, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the progress of the trials that are used by management to estimate the accruals. We inspected the contracts and amendments to the contracts with third-party service providers, discussed the progress of clinical trials and other research and development projects with the Company’s research and development personnel that oversee the clinical trials, and inspected data from the third-party trial administrators. We compared management’s listing of trial sites to government databases, and we inspected patient progression schedules obtained from trial administrators and compared them to management’s schedules. We also inspected subsequent invoices received from the trial administrators and cash disbursements made to the trial administrators, to the extent such invoices were received, or payments were made prior to the date that the financial statements were issued.
We have served as the Company's auditor since 2004 Toronto, Canada March 18, 2021	/s/ Ernst & Young LLP Chartered Professional Accountants Licensed Public Accountants

TRILLIUM THERAPEUTICS INC.

Consolidated Balance Sheets

Amounts in thousands, except share data

	December 31, 2020	December 31, 2019
	$	$
ASSETS
Current
Cash and cash equivalents	247,600	14,584
Marketable securities	43,565	8,082
Amounts receivable	947	327
Prepaid expenses	6,417	299
Total current assets	298,529	23,292
Property and equipment, net	778	1,369
Intangible assets	783	783
Operating lease right-of-use assets	732	949
Total non-current assets	2,293	3,101
Total assets	300,822	26,393
LIABILITIES
Current
Accounts payable	7,891	1,592
Accrued expenses	9,323	11,729
Current portion of operating lease liability	274	208
Stock option liability	3,930	-
Warrant liability	-	13,370
Total current liabilities	21,418	26,899

Operating lease liabilities, net of current portion	557	827
Total non-current liabilities	557	827
Total liabilities	21,975	27,726

Commitments and Contingencies (Note 14)

STOCKHOLDERS’ EQUITY (DEFICIT)
Series I preferred shares, without par value: unlimited shares authorized; nil and 17,171,541 shares issued and outstanding at December 31, 2020 and 2019, respectively	-	2,348
Series II preferred shares, without par value: unlimited shares authorized; 6,750,000 and 8,868,403 shares issued and outstanding at December 31, 2020 and 2019, respectively	15,698	21,485
Common shares, without par value: unlimited shares authorized; 102,925,799 and 28,938,831 shares issued and outstanding at December 31, 2020 and 2019, respectively	476,561	149,393
Warrants	4,931	-
Additional paid-in capital	38,634	23,072
Accumulated other comprehensive loss	(7,602)	(7,602)
Accumulated deficit	(249,375)	(190,029)
Total stockholders’ equity (deficit)	278,847	(1,333)
Total liabilities and stockholders’ equity (deficit)	300,822	26,393

The accompanying notes are an integral part of these consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Consolidated Statements of Operations and Comprehensive Loss

Amounts in thousands, except share and per share data

	Year ended	Year ended
	December 31, 2020	December 31, 2019
	$	$
REVENUE	148	124
OPERATING EXPENSES
Research and development	25,348	26,688
General and administrative	36,255	5,724
Total operating expenses	61,603	32,412
Operating loss	(61,455)	(32,288)
Other income (expense)
Interest income, net	2,009	597
Net foreign currency gain (loss)	202	(846)
Revaluation of warrant liability	-	(5,517)
Total other income (expense), net	2,211	(5,766)
Net loss before income taxes	(59,244)	(38,054)

Income tax expense	102	28
Net loss	(59,346)	(38,082)

Other comprehensive income
Foreign currency translation adjustments	-	414
Total other comprehensive income	-	414
Comprehensive loss	(59,346)	(37,668)

Net loss per share, basic and diluted	(0.70)	(1.15)
Weighted average number of common shares used in computing net loss per share, basic and diluted	84,601,276	25,264,447

The accompanying notes are an integral part of these consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Consolidated Statements of Stockholders’ Equity

Amounts in thousands, except share data

	Common shares		Series I preferred shares		Series II preferred shares		Warrants		Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
	#	$	#	$	#	$	#	$	$	$	$	$
Balance at December 31, 2019	28,938,831	149,393	17,171,541	2,348	8,868,403	21,485	-	-	23,072	(7,602)	(190,029)	(1,333)
Issuance of preferred and common shares, net of issue costs	55,076,884	271,826	-	-	1,250,000	3,225	-	-	-	-	-	275,051
Change from cash to equity settlement of deferred share units (“DSUs”)	-	-	-	-	-	-	-	-	24,948	-	-	24,948
Reclassification of warrants from liability to equity	-	-	-	-	-	-	18,750,000	13,370	-	-	-	13,370
Reclassification of stock options from equity to liability	-	-	-	-	-	-	-	-	(225)	-	-	(225)
Shares issued upon redemption of DSUs	867,888	7,045	-	-	-	-	-	-	(7,045)	-	-	-
Exercise of options	2,267,084	18,419	-	-	-	-	-	-	(3,840)	-	-	14,579
Amounts receivable from exercise of options	-	(1,282)	-	-	-	-	-	-	-	-	-	(1,282)
Exercise of warrants	10,084,325	16,872	-	-	1,750,000	2,928	(11,834,325)	(8,439)	-	-	-	11,361
Conversion of preferred shares into common shares	5,690,787	14,288	(17,171,541)	(2,348)	(5,118,403)	(11,940)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,724	-	-	1,724
Net loss	-	-	-	-	-	-	-	-	-	-	(59,346)	(59,346)
Balance at December 31, 2020	102,925,799	476,561	-	-	6,750,000	15,698	6,915,675	4,931	38,634	(7,602)	(249,375)	278,847

	Common shares		Series I preferred shares		Series II preferred shares		Warrants		Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
	#	$	#	$	#	$	#	$	$	$	$	$
Balance at December 31, 2018	14,688,831	129,513	17,171,541	2,348	4,368,403	35,235	-	-	20,555	(8,016)	(152,053)	27,582
Adoption of ASU 2016-02	-	-	-	-	-	-	-	-	-	-	106	106
Units issued, net of issue costs	6,550,000	2,131	-	-	12,200,000	3,999	-	-	-	-	-	6,130
Conversion of preferred shares into common shares	7,700,000	17,749	-	-	(7,700,000)	(17,749)	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	2,517	-	-	2,517
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	414	-	414
Net loss	-	-	-	-	-	-	-	-	-	-	(38,082)	(38,082)
Balance, December 31, 2019	28,938,831	149,393	17,171,541	2,348	8,868,403	21,485	-	-	23,072	(7,602)	(190,029)	(1,333)

The accompanying notes are an integral part of these consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Consolidated Statements of Cash Flows

Amounts in thousands, except share data

	Year ended	Year ended
	December 31, 2020	December 31, 2019
	$	$
Cash flows from operating activities
Net loss	(59,346)	(38,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities

Stock-based compensation	36,451	4,598
Remeasurement of warrant liability	-	5,154
Depreciation of property and equipment	591	609
Unrealized foreign exchange loss (gain)	(325)	979
	(22,629)	(26,742)
Changes in operating assets and liabilities
Amounts receivable	(620)	511
Prepaid expenses	(6,118)	484
Operating lease right of use asset	217	148
Accounts payable	6,299	1,402
Accrued expenses	322	(383)
Operating lease liability	(204)	(171)

Net cash used in operating activities	(22,733)	(24,751)

Cash flows from investing activities
Maturities of marketable securities	30,797	87,475
Purchases of marketable securities	(66,280)	(77,486)
Purchases of property and equipment	-	(324)

Net cash provided by (used in) investing activities	(35,483)	9,665

Cash flows from financing activities
Repayment of loan payable	-	(73)
Exercise of stock options	4,495	-
Exercise of warrants	11,361	-
Issuance of warrants, net of issuance costs	-	7,717
Issuance of preferred and common shares, net of issuance costs	275,051	6,166

Net cash provided by financing activities	290,907	13,810

Impact of foreign exchange rate on cash and cash equivalents	325	542

Net increase (decrease) in cash and cash equivalents	233,016	(734)

Cash and cash equivalents, beginning of year	14,584	15,318

Cash and cash equivalents, end of year	247,600	14,584

Supplemental cash flow disclosures
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	-	1,097
Cash paid for operating lease payments	343	341
Cash paid for income taxes	23	13
Reclassification of warrants from liability to equity	13,370	-
Reclassification of stock options from equity to liability	225	-
Fair value transfer of stock option liability to equity upon stock option exercise	8,802	-

The accompanying notes are an integral part of these consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

1.	Description of the business

Trillium Therapeutics Inc. (the “Company” or “Trillium”) is a clinical-stage immuno-oncology company developing innovative therapies for the treatment of cancer. The Company’s two clinical programs, TTI-621 and TTI-622, target CD47, a “don’t eat me” signal that cancer cells frequently use to evade the immune system. The Company is a corporation existing under the laws of the Province of British Columbia.

Since inception, the Company has been primarily involved in research and development activities and has incurred significant net losses, which were $59.3 million and $38.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had an accumulated deficit of $249.4 million. The Company anticipates that it will continue to incur significant expenses and operating losses for the foreseeable future as it continues to develop its product candidates. As a result, the Company will require substantial additional capital to fund its continued operations and pursue its growth strategy. The Company has not generated any product revenues and has financed its operations primarily through public offerings of its equity securities. There can be no assurance that the Company will be able to raise additional funds or enter into such other agreements on favorable terms, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

As of December 31, 2020, the Company had cash and cash equivalents and marketable securities of $291.2 million. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its expected operating requirements for at least 12 months following the issuance of these consolidated financial statements.

The Company is subject to a number of risks similar to other biopharmaceutical companies in the early stage, including, but not limited to, the need to obtain adequate additional funding, possible failure of preclinical testing or clinical trials, the need to obtain marketing approval for its product candidates, competitors developing new technological innovations, the need to successfully commercialize and gain market acceptance of the Company’s products, and protection of proprietary technology. If the Company does not successfully obtain regulatory approval, commercialize or partner any of its product candidates, it will be unable to generate revenue from product sales or achieve profitability.

2.	Summary of significant accounting policies

(a)	Basis of presentation and consolidation

These accompanying consolidated financial statements, including comparatives, have been prepared in accordance with US generally accepted accounting principles (“US GAAP”).

These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Trillium Therapeutics USA Inc. The financial statements of the subsidiaries are prepared for the same reporting period as the Company using consistent accounting policies. Intercompany transactions, balances and gains and losses on transactions between the Company and the subsidiaries are eliminated.

(b)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets and liabilities at the date of the consolidated financial statements, reported amounts of revenue and expenses during the reporting periods, and related disclosures in the accompany notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued clinical and contract research organization costs, stock-based compensation expense and valuation of warrant liability. The Company reviews its estimates and underlying assumptions on an ongoing basis. Revisions are recognized in the period in which the estimates are revised and may impact future periods. Actual results could differ materially from these estimates and assumptions.

COVID-19

Given the ongoing and dynamic nature of the circumstances surrounding the COVID-19 pandemic, it is difficult to predict how significant the impact of COVID-19, including any responses to it, will be on the global economy and the business of the Company or for how long any disruptions are likely to continue. The extent of such impact will depend on future developments, which are highly uncertain, rapidly evolving and difficult to predict, including new information which may emerge about COVID-19 and additional actions which may be taken to contain it. Such developments could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow, and exposure to credit risk. The Company is constantly evaluating the situation and monitoring any impacts or potential impacts to its business.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of significant accounting policies (continued)

(c)	Foreign currency translation

Transactions in foreign currencies are translated to the functional currency at the rate on the date of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated at the spot rate of exchange at each reporting date, with all differences taken to profit or loss. Non-monetary items that are measured in terms of historical cost in a foreign currency are translated using the exchange rate as at the date of the initial transaction. Non-monetary items measured at fair value in a foreign currency are translated using the exchange rate at the date when the fair value was determined.

Functional currency

Management has used its judgment to determine the functional currency that most faithfully represents the economic effects of the underlying transactions, events and conditions and considered various factors including the currency of historical and future expenditures and the currency in which funds from financing activities are generated. The Company’s functional currency is only changed when there is a material change in the underlying transactions, events and conditions.

On January 1, 2020, the Company’s functional currency was changed to US dollars from Canadian dollars. The change was made to reflect that US dollars has become the currency of the primary economic environment in which the Company operates, counting for a significant part of the Company’s labour, operations and financing. The change has been implemented prospectively.

(d)	Fair value measurements

In accordance with ASC 820 Fair Value Measurement, the Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value, as follows:

•	Level 1: Inputs which include quoted prices in active markets for identical assets and liabilities.
•	Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The hierarchy requires the use of observable market data when available. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The fair value of the stock option liability is determined using a Level 3 input that is unobservable and is significant to the fair value of the liability (i.e. expected volatility). For the year ended December 31, 2019, the warrant liability was classified as Level 3.

Cash and cash equivalents, marketable securities, amounts receivable, accounts payable and accrued liabilities, and other current liabilities due within one year, are all short-term in nature and, as such, their carrying values approximate fair values. Marketable securities, which primarily include guaranteed investment certificates and corporate bonds held by the Company, are valued at amortized cost.

(e)	Concentrations of credit risk and off-balance sheet risk

Financial instruments that potentially expose the Company to concentrations of credit risk primarily consist of cash and cash equivalents, marketable securities, and amounts receivable. The Company follows an investment policy to mitigate against the deterioration of principal and to enhance the Company’s ability to meet its liquidity needs. The Company maintains its cash and cash equivalent balances with high-quality financial institutions and invests in high-grade short-term instruments. Consequently, the Company believes that such funds are subject to minimal credit risk.

The Company has no significant off-balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

(f)	Cash and cash equivalents, and marketable securities

Cash and cash equivalents

Cash equivalents include guaranteed investment certificates ($nil as of December 31, 2020 and $7.0 million as of December 31, 2019) with an original maturity of 90 days or less.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of significant accounting policies (continued)

Marketable securities

Marketable securities consist of guaranteed investment certificates and bonds with an original maturity of greater than 90 days when purchased. Marketable securities with a remaining maturity date greater than one year from the balance sheet date are classified as non-current. The Company has classified its marketable securities as held-to-maturity and they are measured at amortized cost. The Company does not intend to sell its marketable securities and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases. Accrued interest receivable on marketable securities is included within amounts receivable on the consolidated balance sheets.

(g)	Property and equipment

Recognition and measurement

Items of property and equipment are measured at cost net of accumulated depreciation and accumulated impairment losses. Cost includes the expenditure that is directly attributable to the acquisition of the asset. When parts of an item of property and equipment have different useful lives, they are accounted for as separate items of property and equipment. Gains and losses on disposal of an item of property and equipment are determined by comparing the proceeds from disposal with the carrying amount of property and equipment, and are recognized in profit or loss.

Depreciation

The estimated useful lives and the methods of depreciation are as follows:

Asset	Basis
Lab equipment	20% declining balance
Computer equipment	30% declining balance
Office equipment	20% declining balance
Leasehold improvements	Straight-line over expected lease term

Estimates for depreciation methods, useful lives and residual values are reviewed at each reporting date and adjusted if appropriate.

Maintenance and repairs that do not extend the life or improve the asset are expensed when incurred.

(h)	Intangible assets

Intangible assets that consist of intellectual property acquired in a business combination and that are used in research and development activities are recognized and measured at fair value on the acquisition date. These are considered indefinite lived intangible assets until the research is complete (in which case they become finite-lived) or they are abandoned (at which time they are written off).

Intangible assets with indefinite lives are not amortized, but tested for impairment annually, or whenever there is an impairment indicator. Intangible assets that are not deemed to have an indefinite life are amortized and recognized in profit or loss on a straight-line basis over the estimated useful lives of the intangible assets from the date they are available for use in the manner intended by management.

The amortization method and amortization period of an intangible asset with a finite life is reviewed at least annually. Changes in the expected useful life or the expected pattern of consumption of future economic benefits embodied in the asset are accounted for by changing the amortization period or method, as appropriate, and are treated as changes in accounting estimates.

(i)	Impairment of long-lived assets

The Company's long-lived assets are reviewed at each reporting date to determine whether events or changes in circumstances indicate there is any impairment. If such an indication exists, the recoverable amount is estimated. The recoverability of an asset or asset group is measured by the sum of the estimated undiscounted future cash flows expected to result from the use and eventual disposal of the relevant asset or asset group. For the purpose of impairment testing, assets that cannot be tested individually are grouped together into the smallest group of assets that generate cash inflows from continuing use that are largely independent of cash inflows of other assets. If such assets are considered impaired, an impairment loss is recognized and measured by the amount by which the carrying amount of an asset or asset group exceeds its estimated fair value. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment are present. To date, no such impairment losses have been recorded.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of significant accounting policies (continued)

(j)	Leases

The Company determines if an arrangement is or contains a lease at inception. If a lease is identified in an arrangement, then the Company determines whether it is an operating lease or a finance lease.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease:

•	There is a transfer of ownership of the leased asset to the Company by the end of the lease term.
•	The Company holds an option to purchase the leased asset that it is reasonably certain to exercise.
•	The lease term is for a major part of the remaining economic life of the leased asset.
•	The present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset.
•	The nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term.

All other leases are classified as operating leases. The Company does not have any finance leases.

Operating leases are recorded as operating lease right-of-use assets and operating lease liabilities in the Company’s consolidated balance sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term.

The Company uses an implicit rate when readily available, or its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The operating lease right-of-use assets also include any lease prepayments made and reduced by lease incentives. The Company’s lease terms may include options to extend the lease when it is reasonably certain that such options will be exercised.

Lease expenses are recognized on a straight-line basis over the lease term. The Company elected the short-term lease recognition exemption. Additionally, tenant improvement allowances are recognized as a reduction to lease expense on a straight-line basis over the respective lease term.

(k)	Revenue recognition

The Company enters into licensing agreements which are within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”), under which the Company licenses rights to certain of the Company’s product candidates. The terms of these arrangements typically include payment of one or more of the following: non-refundable, upfront fees; reimbursement of patent costs; development, regulatory, and commercial milestone payments; and royalties on net sales of licensed products.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

The Company’s contracts often include development and regulatory milestone payments which are assessed under the most likely amount method and constrained if it is probable that a significant revenue reversal would occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues in the period of adjustment. To date, the Company has not recognized any consideration related to the achievement of development, regulatory, or commercial milestone revenue resulting from any of the Company’s licensing agreements.

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any consideration related to sales-based royalty revenue resulting from any of the Company’s licensing agreements.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of significant accounting policies (continued)

(l)	Research and development costs

Expenditures relating to research and development are expensed as incurred. Research and development expenses include external expenses incurred under arrangements with third parties; salaries and personnel-related costs, including non-cash stock-based compensation expense; license fees to acquire in-process technology and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs, partially offset by fully refundable research and development tax credits. The Company recognizes the benefit of refundable research and development tax credits as a reduction of research and development costs when there is reasonable assurance that the amount claimed will be recovered.

Intellectual property acquired separately for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) are expensed in research and development costs at the time the costs are incurred.

In certain circumstances, the Company is required to make non-refundable advance payments to vendors for goods or services that will be received in the future for use in research and development activities. In such circumstances, the non-refundable advance payments are deferred and capitalized, even when there is no alternative future use for the research and development, until related goods or services are provided. In circumstances where amounts have been paid in excess of costs incurred, the Company records a prepaid expense. As of December 31, 2020, the Company had prepaid expenses of $6.4 million, a significant amount of which relates to advance payments to contract manufacturing organizations.

The Company’s manufacturing, non-clinical studies, and clinical trials are performed by third-party contract research organizations (“CROs”). Some of these expenses are billed monthly for services performed, while others are billed based upon milestones achieved. The Company records accrued liabilities for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. The Company’s estimates are highly dependent upon the timeliness and accuracy of the data provided by the respective CROs regarding the status of the contracted activity, with adjustments made when deemed necessary. Significant estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

(m)	Patent Costs

The Company expenses costs associated with intellectual property-related matters, such as patent application expenses and related legal costs, as incurred and classifies such costs as general and administrative expenses in the accompanying statements of operations and comprehensive loss.

(n)	Stock-based compensation

The Company early-adopted Accounting Standards Update (“ASU”) No. 2018-07 Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) in 2018. Under this new standard, stock-based payment awards granted to non-employees as consideration for services received are measured on the grant date at the fair value of the equity instruments that the Company is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

The grant-date fair value of stock-based payment awards granted to employees is recognized as personnel costs, with a corresponding increase in additional paid-in capital, over the period that the employees unconditionally become entitled to the awards. The grant-date fair value is determined using the Black-Scholes option-pricing model. The amount recognized as an expense is adjusted to reflect the number of awards for which the related service and non-market vesting conditions are expected to be met, such that the amount ultimately recognized as an expense is based on the number of awards that met the related service and non-market vesting conditions at the vesting date. The unvested stock-based compensation related to stock option forfeitures are recognized as they occur.

As of January 1, 2020, the Company’s functional currency changed to US dollars. As a result of the change in functional currency, stock options issued to Canadian employees are continued to be classified as equity, and stock options issued to US employees under the 2018 Stock Option Plan and the 2019 Inducement Plan are to be classified as a stock option liability as they have exercise prices denominated in Canadian dollars. The change in functional currency was treated as a stock option modification and accordingly $0.2 million was reclassified from additional paid-in capital to stock option liability on January 1, 2020. For each reporting period after the modification date, the stock option liability is adjusted so that it equals the portion of the requisite service provided multiplied by the modified award’s fair value at the end of the reporting period. All stock options granted under the Company’s 2020 Omnibus Equity Incentive Plan (“Omnibus Plan”) have exercise prices denominated in US dollars.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.	Summary of significant accounting policies (continued)

(o)	Income taxes

The Company accounts for income taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax reporting basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when these differences are expected to reverse.

Deferred tax assets and liabilities are offset if there is a legally enforceable right to offset current tax assets and liabilities, and they relate to income taxes levied by the same tax authority on the same taxable entity.

The Company records a valuation allowance to reduce its deferred tax assets to reflect the net amount that it believes as more likely than not to be realized. Realization of the deferred tax assets is dependent on the generation of future taxable income, the amount and timing of which are uncertain. The valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Based upon the weight of available evidence at December 31, 2020, the Company continues to maintain a full valuation allowance against all of its deferred tax assets.

(p)	Comprehensive loss

Comprehensive loss represents all changes in equity except those resulting from transactions with stockholders. The Company’s foreign currency translation adjustments during the periods represents the components of other comprehensive income that is excluded from the reported net loss.

(q)	Net loss per share

Basic loss per share is computed by dividing the net loss available to common stockholders by the weighted average number of shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share except that the weighted average number of shares outstanding is increased to include additional shares for the assumed exercise of stock options and warrants, redemption of deferred share units and conversion of preferred shares, if dilutive. The number of additional shares is calculated by assuming that outstanding preferred shares would convert to common shares and that outstanding stock options and warrants would be exercised and the proceeds from such exercises were used to acquire common shares at the average market price during the reporting period.

The inclusion of the Company's stock options, warrants, deferred share units and preferred shares in the computation of diluted loss per share has an antidilutive effect on the loss per share and has therefore been excluded from the calculation of diluted loss per share.

(r)	Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company and the Company’s chief operating decision maker, the Company’s Chief Executive Officer, views the Company’s operations and manages its business as a single operating segment, which is the research and development therapies for the treatment of cancer. The Company operates in the US and Canada.

(s)	Adopted and recent accounting pronouncements

Adopted accounting pronouncements as of January 1, 2019

Leases

The Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) on January 1, 2019 using the modified retrospective approach. This new standard amends the guidance for the accounting and disclosure of leases and requires that lessees recognize on the balance sheet both the assets and liabilities that arise from leases, including leases classified as operating leases under previous guidance (ASC 840, Leases), and disclose qualitative and quantitative information about leasing arrangements.

The Company elected the package of practical expedients permitted under the new standard (ASC 842 Leases (“ASC 842”)), and applied it to all its leases at the transition date without reassessing (a) whether the contracts contain a lease under ASC 842, (b) whether classification of the operating leases would be different in accordance with ASC 842 or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC 842 at lease commencement. In addition, the Company also elected the short-term lease practical expedients allowed under the standard.

As a result of the adoption of ASC 842, the Company recorded a right-of-use asset of $0.5 million and a lease liability $0.6 million on January 1, 2019 related to its Mississauga facility operating lease. The impact on the Company’s accumulated deficit as of the adoption date was $0.1 million. This standard does not have material impact on the Company’s consolidated results of operations or cash flows.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

2.   Summary of significant accounting policies (continued)

Adopted accounting pronouncements as of January 1, 2020

The Company adopted the following standards as of January 1, 2020. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820). The amendments in this ASU modify the disclosure requirements on fair value measurements in ASC 820 Fair Value Measurement. Various disclosure requirements have been removed, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements held at the end of the reporting period. The ASU also modified various disclosure requirements and added some disclosure requirements for Level 3 fair value measurements.

Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to present them at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company has determined that the adoption of this standard will not have a material impact on the consolidated financial statements.

3.  Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are as follows (in thousands):

	Total $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
December 31, 2020
Stock option liability	3,930	-	-	3,930
Total liabilities	3,930	-	-	3,930

December 31, 2019
Assets
Cash and cash equivalents
Guaranteed investment certificates	7,000	7,000	-	-
Total assets	7,000	7,000	-	-
Liabilities
Warrant liability	13,370	-	-	13,370
Total liabilities	13,370	-	-	13,370

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the years ended December 31, 2020 and 2019. The Company’s stock option liability is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. As of December 31, 2020 and 2019, the balances of the stock option liability were $3.9 million and $nil, respectively. Refer to Note 11 for the valuation techniques and assumptions used in estimating the fair value of the stock option liability. The change in fair value of the stock option liability for the year ended December 31, 2020 was as follows (in thousands):

2020 $
Beginning balance	-
Reclassification to stock option liability due to change in functional currency	225
Change in fair value of stock option liability	12,507
Exercises of stock options	(8,802)
Ending balance	3,930

The change in fair value of stock option liability is recorded as compensation expense in the statements of operations and comprehensive loss. For the year ended December 31, 2020, $4.8 million of change in fair value of stock option liability was included in research and development expenses, and $7.7 million was included in general and administrative expenses.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

4.    Amounts receivable

The Company’s amounts receivable consisted of the following as of December 31 (in thousands):

	2020 $	2019 $
Research and development tax credits receivable	469	289
Interest receivable on marketable securities	478	38
Total	947	327

5.   Property and equipment

Property and equipment, net consisted of the following as of December 31 (in thousands):

	2020 $	2019 $
Laboratory equipment	1,477	1,477
Office equipment and leasehold improvements	2,127	2,127
Computer equipment	263	263
Total property and equipment, gross	3,867	3,867
Less: accumulated depreciation	(3,089)	(2,498)
Property and equipment, net	778	1,369

Depreciation expense for the years ended December 31, 2020 and 2019 were $0.6 million and $0.8 million, respectively.

6.   Leases

On January 1, 2019, the date of adoption of ASC 842, the Company had an existing operating lease (the “2015 Lease”), to lease 22,003 square feet of a Mississauga, Ontario facility. The term of the 2015 Lease commenced on November 1, 2015. The 2015 Lease has an initial term of 10 years from the commencement date, and the Company has an option to extend the initial term for two further terms of five years each. The Company had the option to terminate the lease agreement any time after 5 years (i.e. after October 31, 2020) with a minimum of 9 months prior written notice. If the Company terminates the lease agreement between the 61st to the 84th month, the Company is obligated to pay the unamortized balance of tenant improvement allowance based on a rate of 8%, plus 4 months minimum rent and additional rent. Upon early termination after the 84th month, the Company is obligated to pay the unamortized balance of tenant improvement allowance based on a rate of 8%, plus 2 months minimum rent and additional rent. As part of the determination of its right-of-use assets, the Company assumed that it would terminate this lease at the end of the 84th month. The landlord agreed to pay the Company a lease inducement for the 2015 Lease of $0.2 million to reimburse the Company for leasehold improvements being made to the leased premises and the acquisition of certain equipment.

On April 1, 2019, the Company entered into an operating lease (the “2019 Lease”) to lease approximately 3,200 square feet of office space located in Cambridge, Massachusetts. The 2019 Lease has an initial term of 5 years from the commencement date with no option to extend the initial term. The annual base rent increases on an annual basis from the 13th month to approximately $0.2 million for the fifth year of the lease. The landlord agreed to pay the Company a lease inducement of $0.1 million to reimburse the Company for leasehold improvements being made to the leased premises.

Future minimum lease payments under non-cancellable lease agreements as of December 31, 2020 were as follows (in thousands):

December 31, 2020 $
2021	343
2022	452
2023	184
2024	46
2025	-
2026 and beyond	-
Total minimum lease payments	1,025
Less: Imputed interest	(194)
Present value of lease liabilities	831

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

6.   Leases (continued)

Lease expense is recognized on a straight-line basis over the term of the leases and accordingly the Company records the difference between cash rent payments and the recognition of lease expense against the operating lease right-of-use asset. For the years ended December 31, 2020 and 2019, variable lease payments relating to the Company’s operating leases were $0.1 million and $0.1 million, respectively. Lease expenses during the years ended December 31, 2020 and 2019 were $0.4 million and $0.3 million, respectively. As of December 31, 2020, the weighted average remaining lease term was 2.5 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15%.

7.   Intangible assets

Intangible assets consist of in-process research and development (“R&D”) for the SIRPαFc programs which resulted from a transaction in 2013 that was accounted for as a business combination. The in-process R&D continues to be accounted for as an indefinite-lived intangible asset as the underlying R&D projects have not been completed or abandoned.

8.   Accrued expenses

The Company’s accrued expenses consisted of the following as of December 31 (in thousands):

	2020 $	2019 $
Accrued employee compensation	1,507	1,474
Accrued clinical and contract research organization costs	5,978	6,765
Other accrued expenses	1,802	715
Amounts due to related parties	36	2,775
Total	9,323	11,729

Amounts due to related parties include accrued vacation. In the prior year amounts due to related parties also included cash-settled DSUs.

9.   Stockholder’s equity

(a)  Authorized

The authorized share capital of the Company consists of an unlimited number of common shares, Class B shares and First Preferred Shares, in each case without nominal or par value. Common shares are voting and may receive dividends as declared at the discretion of the Board of Directors. Class B shares are non-voting and convertible to common shares at the holder’s discretion, on a one-for-one basis. Upon dissolution or wind-up of the Company, Class B shares participate rateably with the common shares in the distribution of the Company’s assets. First Preferred Shares have voting rights as decided upon by the Board of Directors at the time of grant. Upon dissolution or wind-up of the Company, First Preferred Shares are entitled to priority over common shares and Class B shares.

The Company has Series I First Preferred Shares that are non-voting, may receive dividends as declared at the discretion of the Board of Directors, and are convertible to common shares at the holder’s discretion, on the basis of 30 Series I First Preferred Shares for one common share.

The Company has Series II First Preferred Shares that are non-voting, may receive dividends as declared at the discretion of the Board of Directors, and are convertible to common shares at the holder’s discretion, on the basis of one Series II First Preferred Share for one common share.

Holders may not convert Series I or Series II First Preferred Shares into common shares if, after giving effect to the exercise of conversion, the holder would have beneficial ownership or direction or control over common shares in excess of 4.99% of the then outstanding common shares. This limit may be raised at the option of the holder on 61 days’ prior written notice: (i) up to 9.99%, (ii) up to 19.99%, subject to clearance of a personal information form submitted by the holder to the Toronto Stock Exchange and (iii) above 19.99%, subject to approval by the Toronto Stock Exchange and stockholder approval.

(b)  Shares issued – year ended December 31, 2020

In January 2020, the Company completed an underwritten public offering of 41,279,090 common shares and 1,250,000 Series II Non-Voting Convertible First Preferred Shares, each issued at $2.75 per share. The number of shares sold include 5,547,272 common shares pursuant to the full exercise by the underwriters of their option to purchase additional common shares. The gross proceeds from this offering were $117.0 million before deducting offering expenses of $7.2 million.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

9.   Stockholder’s equity (continued)

In September 2020, the Company issued 2,297,794 common shares at a price of $10.88 per share to Pfizer Inc. in a registered direct offering. The gross proceeds from this offering were $25.0 million, before deducting offering expenses of $0.1 million.

In September 2020, the Company also completed an underwritten public offering of 11,500,000 common shares, issued at $13.00 per share. The number of shares sold include 1,500,000 common shares pursuant to the full exercise by the underwriters of their option to purchase additional common shares. The gross proceeds from this offering were $149.5 million, before deducting offering expenses of $9.1 million.

During the year ended December 31, 2020, 10,084,325 common shares were issued on the exercise of 10,084,325 common share purchase warrants for proceeds of $9.7 million, and 1,750,000 Series II First Preferred Shares were issued on the exercise of 1,750,000 Series II First Preferred Share purchase warrants for proceeds of $1.7 million.

During the year ended December 31, 2020, 17,171,541 Series I First Preferred Shares were converted into 572,384 common shares, and 5,118,403 Series II First Preferred Shares were converted into 5,118,403 common shares.

(c) Shares issued – year ended December 31, 2019

In February 2019, the Company completed an underwritten public offering of 6,550,000 common share units and 12,200,000 Series II Non-Voting Convertible First Preferred Share units, each issued at $0.80 per unit. The gross proceeds from this offering were $15.0 million, before deducting offering expenses of $1.1 million. Each common share unit comprises one common share of the Company and one common share purchase warrant. Each common share purchase warrant will be exercisable for one common share at a price of $0.96 per common share purchase warrant for 60 months. Each preferred share unit comprises one Series II First Preferred Share and one Series II First Preferred Share purchase warrant. Each Series II First Preferred Share purchase warrant will be exercisable for one Series II First Preferred Share at a price of $0.96 per Series II First Preferred Share purchase warrant for 60 months.

Each purchase warrant has a price protection feature that resets the exercise price of the warrant under certain conditions, including the issuance of common shares, or securities convertible into common shares, at prices below the exercise price. In addition, in the event of a “Fundamental Transaction” (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of the Company’s assets to another entity, or the acquisition by a person of more than 50% of the Company’s common shares), each warrant holder will have the right up to 90 days after the consummation of the Fundamental Transaction to require the Company to repurchase the warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction.

The purchase warrants were recognized as liabilities, as the warrants were issued in US dollars, which differed from the Company’s functional currency. Proceeds were allocated amongst common shares, preferred shares and warrants by applying the residual method, with fair value of the warrants determined using the Black-Scholes model, resulting in an initial warrant liability of $8.4 million and $0.6 million of issuance costs allocated to warrants. Accordingly, $2.3 million and $4.3 million of residual gross proceeds were allocated to common shares and preferred shares, respectively; and $0.2 million and $0.3 million of issuance costs were allocated to common shares and preferred shares, respectively. For the year ended December 31, 2019, warrants were revalued each period end at fair value through profit and loss.

The warrant liability was determined based on the fair value of warrants at the issue date and the reporting dates using the Black-Scholes model with the following assumptions:

	Issue date February 28, 2019	Reporting date December 31, 2019
Expected warrant life	5.0 years	4.2 years
Risk-free interest rate	1.8%	1.5%
Dividend yield	0.0%	0%
Expected volatility	86.9%	96.8%

The risk-free interest rate at the issue date and on the reporting date of December 31, 2019 was based on the implied yield on a Government of Canada zero-coupon issue with a remaining term equal to the expected term of the warrants. The expected volatility was based on the historical volatility for the Company. For the year ended December 31, 2019, $5.0 million was recognized as an expense relating to the fair valuation of the warrant liability.

As of January 1, 2020, as a result of the Company’s change in functional currency to US dollars, the warrant liability was reclassified to equity. Accordingly $13.4 million was transferred from warrant liability to equity.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

9.  Stockholder’s equity (continued)

(d)  Reserved

The Company has reserved for issuance the following common shares:

	December 31, 2020	December 31, 2019
Warrants for the purchase of common shares	1,515,675	11,600,000
Shares reserved for conversion of outstanding preferred shares	6,750,000	9,440,788
Shares reserved for exercise of outstanding stock options	5,326,710	5,366,645
Shares reserved for issuances under the 2020 Omnibus Equity Incentive Plan	8,005,953	-
Shares reserved for issuances under the 2019 Inducement Stock Option Plan	-	1,200,000
Shares reserved for issuances under the 2018 Stock Option Plan	-	327,856
Shares reserved for redemption of outstanding deferred share units	2,219,226	-
	23,817,564	27,935,289

10. Net loss per share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common share equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common share equivalents outstanding for the period. For purposes of the dilutive net loss per share calculation, preferred shares, warrants, stock options, and deferred share units are considered to be common share equivalents but are excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive; therefore, basic and diluted net loss per share were the same for all periods presented as a result of the Company’s net loss.

The following common share equivalents were excluded from the computation of diluted net loss per share for the years ended December 31, because including them would have had an anti-dilutive effect.

	Year ended December 31, 2020	Year ended December 31, 2019
Series I First Preferred Shares	-	572,385
Series II First Preferred Shares	6,750,000	8,868,403
Common warrants	1,515,675	11,600,000
Preferred warrants	5,400,000	7,150,000
Stock options	5,326,710	5,366,645
Deferred share units (equity-settled)	2,219,226	-
	21,211,611	33,557,433

11. Stock-based compensation

(a)  Stock option plans

2020 Omnibus Plan

The 2020 Omnibus Equity Incentive Plan (“Omnibus Plan”) was adopted by the Board of Directors on May 6, 2020 and approved by the stockholders at the annual general and special meeting of stockholders held on June 30, 2020. Under the Omnibus Plan, the Company may grant non-statutory and incentive stock options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, deferred share units and dividend equivalent rights. The maximum number of common shares issuable under the Omnibus Plan is 13,400,000 common shares. The Omnibus Plan replaces the 2018 Stock Option Plan, the 2016 Cash-Settled DSU Plan and the 2019 Inducement Stock Option Plan (the “Predecessor Plans”) as of July 1, 2020. As of December 31, 2020, the Company was entitled to issue an additional 8,005,953 common shares under the Omnibus Plan.

From July 1, 2020 to December 31, 2020, the Company granted 2,637,950 stock options with a weighted average exercise price of $12.63 per share. The total fair value of stock options from July 1, 2020 to December 31, 2020, was $27.5 million and the weighted average grant date fair value was $10.43 per share.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

11.  Stock-based compensation (continued)

2019 Inducement Stock Option Plan

Stock options of the Corporation that were granted and are outstanding under the 2019 Inducement Stock Option Plan (“2019 Inducement Plan”) will remain subject to the terms and conditions of the 2019 Inducement Plan; however, no new stock options of the Corporation will be granted under the 2019 Inducement Plan. For the year ended December 31, 2020 no options were granted under the 2019 Inducement Plan. As of December 31, 2020 there were 1,275,000 stock options outstanding under the 2019 Inducement Plan.

2018 Stock Option Plan

Stock options that were granted and are outstanding under the 2018 Stock Option Plan (“2018 Plan”) will remain subject to the terms and conditions of the 2018 Plan; however, no new stock options of the Corporation will be granted under the 2018 Plan after June 30, 2020. As of December 31, 2020, there were 1,429,760 stock options outstanding under the 2018 Plan.

For the six months ended June 30, 2020, the Company issued 7,000 stock options with a weighted average exercise price of $4.87 per share. The total fair value of stock options issued for the six months ended June 30, 2020 was $28 thousand and the weighted average grant date fair value was $3.95 per share.

For the year ended December 31, 2020, 2,267,084 stock options with a weighted average exercise price of $2.64 per share were exercised and 31,499 stock options with a weighted average exercise price of $14.50 per share were cancelled or expired.

Valuation and stock-based compensation expense

Total stock-based compensation expense recorded related to stock options granted to employees and non-employees for the years ended December 31 were as follows (in thousands):

	2020	2019
	$	$
Research and development	5,812	2,165
General and administrative	8,252	351
Total stock-based compensation expense	14,064	2,516

Stock-based compensation expense for employees were $13.6 million and $2.5 million for the years ended December 31, 2020 and 2019, respectively. Of the total stock-based compensation expense for employees for the year ended December 31, 2020, $12.5 million related to stock options accounted for as liability awards ($nil for the year ended December 31, 2019).

Stock-based compensation expense for non-employees were $0.5 million and $nil for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there was $56.1 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.9 years.

Changes in the number of stock options outstanding during the years ended December 31 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	2,699,205	$7.75	7.0	-
Granted	3,575,600	$0.40
Forfeited	(200,215)	$8.50
Cancelled/expired	(707,945)	$10.66
Outstanding at December 31, 2019	5,366,645	$2.44	9.0	2,246
Granted	2,644,950	$12.60
Exercised	(2,267,084)	$2.64
Forfeited	(386,304)	$2.81
Cancelled/expired	(31,499)	$14.50
Outstanding at December 31, 2020	5,326,708	$7.30	9.1	39,670
Exercisable at December 31, 2020	1,308,749	$4.67	7.8	13,294

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

11.  Stock-based compensation (continued)

The following table reflects the stock options outstanding as of December 31, 2020:

	Stock options outstanding			Stock options exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.29 - $0.57	2,095,184	8.8	$0.37	709,688	$0.38
$2.98 - $3.88	210,776	7.9	$3.22	109,248	$3.22
$5.04 - $7.75	121,892	7.2	$6.26	106,750	$6.27
$8.87 - $9.62	86,112	5.3	$9.51	75,353	$9.49
$10.75 - $12.98	1,962,694	9.8	$11.98	173,660	$11.53
$13.66 - $17.18	833,050	9.1	$14.37	118,050	$14.79
$20.13 - $22.44	17,000	4.7	$22.30	16,000	$22.44
	5,326,708	9.1	$7.30	1,308,749	$4.67

Stock-based compensation expense was determined based on the fair value of the options at the date of measurement using the Black-Scholes option pricing model with the weighted average assumptions for the years ended December 31 as follows:

	2020	2019
Expected option life	6 years	6 years
Risk-free interest rate	0.5%	1.4%
Dividend yield	0%	0%
Expected volatility	110%	89%

The Black-Scholes option pricing model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differs from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and average option life, which significantly affect the calculated values.

The risk-free interest rate at December 31, 2020 is based on the implied yield on a US Government bond with a remaining term equal to the expected term of the option. The risk-free interest rate at December 31, 2019 is based on the implied yield on a Government of Canada zero-coupon issue with a remaining term equal to the expected term of the option.

The expected volatility is based on the historical volatility for the Company. The life of the options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past. The dividend yield was excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations and future growth.

(b)  Deferred share units

2016 Cash-Settled DSU Plan

As noted above, the Board of Directors approved the Omnibus Plan, which was approved by the stockholders on June 30, 2020. The Omnibus Plan will govern the terms of the Company’s stock option and DSU grants, and provides for equity settlement of DSUs issued for director compensation.

In conjunction with the approval of the Omnibus Plan, each director holding DSUs under the Cash-Settled DSU Plan entered into an agreement with the Company to have their existing DSUs be governed by the Omnibus Plan. No new DSUs will be granted under the 2016 Cash-Settled DSU Plan.

The Omnibus Plan provides for equity or cash settlement of DSUs issued for director compensation, at the option of the Company. It is the Company’s intention to settle all DSUs by equity. The ratification of the Omnibus Plan on June 30, 2020, which now provides for equity settlement of DSUs issued for director compensation, was treated as a modification under ASC 718 Compensation – Stock Compensation and the Company’s DSUs were classified as equity instead of as a liability. Accordingly, as of June 30, 2020, $24.9 million was transferred from a liability to equity.

For the years ended December 31, 2020 and 2019, there were 41,294 and 2,739,587 DSUs issued, respectively. For the years ended December 31, 2020 and 2019, stock-based compensation expense of $0.3 million and $0.9 million, respectively, was recognized relating to the issuance of DSUs, and an expense of $22.1 million and $1.1 million, respectively, was recorded relating to the revaluation of the DSU liability up to June 30, 2020 prior to the transfer to equity. The number of DSUs outstanding as at December 31, 2020 and 2019 were 2,219,226 and 3,045,821, respectively. During the years ended 2020 and 2019, 867,888 and 28,748 DSUs were redeemed, respectively.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

12.  License agreements

In June 2020, the Company entered into a right-to-use license agreement for one of its small molecule compounds, with initial license fees of $0.1 million. Sales-based royalties, anniversary payments and milestone payments will be recognized when earned in future periods.

For the years ended December 31, 2020 and 2019, the Company recognized licensing revenues consisting of initial license fees and license extension fees of $0.1 million and $0.1 million, respectively.

13.  Income taxes

Income taxes recoverable have not been recognized in the consolidated statements of operations and comprehensive loss, as the Company has been incurring losses since inception, and it is not probable that future taxable profits will be available against which the accumulated tax losses can be utilized.

(a)  Unrecognized deferred tax assets

The types of temporary differences that give rise to significant portions of the Company’s deferred income tax assets and liabilities as of December 31 are as follows (in thousands):

	2020	2019
	$	$
Deferred tax assets:
Non-capital losses carried forward	40,986	33,175
Tax credits carried forward	6,453	5,905
Tax basis of property and equipment and intangible assets in excess of accounting basis	2,827	2,732
Scientific research and experimental development expenditures	10,062	9,255
Share issue costs and other	4,098	675
Total gross deferred tax assets	64,426	51,742
Less: Valuation allowance	(64,426)	(51,742)
Net deferred taxes	-	-

The Company has established a valuation allowance against all of its net deferred tax assets. Management considered all available evidence, both positive and negative, including but not limited to historical operating results, income or loss in recent periods, cumulative losses in recent years, forecasted earnings, future taxable income, and significant risk and uncertainty related to forecasts, and concluded that the deferred tax assets are not more likely than not to be realized.

The Company applies ASC 740 related to accounting for uncertainty in income taxes. The Company’s reserves related to income taxes are based on a determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. At December 31, 2020 and 2019, the Company had no unrecognized tax benefits. Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense in the accompanying consolidated statements of operations and comprehensive loss.

(b)  Research and development tax credits and expenditure carry-forwards

As at December 31, 2020 and 2019, the Company had available Canadian research and development expenditures of approximately $38.0 million and $34.9 million, respectively, for income tax purposes, which may be carried forward indefinitely to reduce future years’ taxable income. As at December 31, 2020 and 2019, the Company also had unclaimed Canadian scientific research and development tax credits of $8.2 million and $7.5 million, respectively, which are available to reduce future taxes payable, which expire from 2020 through 2040.

(c)	Net operating loss carry-forwards

The Company had net operating loss carry-forwards for income tax purposes of approximately $154.7 million as of December 31, 2020 available to reduce future taxable income which will expire from 2025 to 2040, if not utilized.

TRILLIUM THERAPEUTICS INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

13.  Income taxes (continued)

(d)  Income tax rate reconciliation

A reconciliation of income tax expense computed using the Canadian Federal and Provincial statutory income tax rate to the Company’s effective income tax rate for the years ended December 31 are as follows (in thousands):

	2020	2019
	$	$
Canadian statutory income tax rate	26.5%	26.5%
Income tax recovery based on statutory income tax rate	(17,554)	(11,239)
Investment tax credits	(373)	(677)
Stock-based compensation and other	6,743	1,736
Change in unrecognized tax assets	11,286	10,208
Income tax expense	102	28

The Company files income tax returns in Canada, including the Ontario province jurisdiction and the United States. The tax years 2017 to 2020 remain open to Canadian federal and province examination to the extent of the utilization of net operating loss and credit carryovers.

14.  Commitments and contingencies

The Company enters into vendor agreements for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amount of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancelable contracts.

The Company enters into research, development and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which are uncertain. Under the license agreement for SIRPαFc, the Company has future contingent milestones payable of $0.2 million and $0.2 million on the first patient dosed in phase 2 and 3 trials, respectively, regulatory milestones on their first achievement totalling $3.8 million, and royalties on commercial sales.

The Company has two agreements with Catalent Pharma Solutions pursuant to which Trillium acquired the right to use a proprietary expression system for the manufacture of two SIRPαFc constructs. Consideration for each license includes potential pre-marketing approval milestones of up to $0.9 million and aggregate sales milestone payments of up to $28.8 million.

The Company periodically enters into research and license agreements with third parties that include indemnification provisions customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by or on behalf of the Company. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the consolidated financial statements with respect to these indemnification obligations.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

Exhibit Index

3.1	Articles of Incorporation, effective as of December 18, 2019 (incorporated by reference to Exhibit 99.1 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 21, 2020).

3.2*	Notice of Articles, effective as of December 18, 2019.

3.3*	Certificate of Continuation, effective as of December 18, 2019

4.1	Rights Agreement between Trillium Therapeutics Inc. and Computershare Investor Services Inc. dated September 16, 2013 and amended on June 3, 2014, including the form of rights certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form 20-F filed with the SEC on August 12, 2014)

4.2	Form of Subscription Agreement between Stem Cell Therapeutics Corp. and U.S. purchasers who acquired common share units and preferred share units in December 2013 (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form F-1/A filed with the SEC on March 31, 2015)

4.3*	Description of the Registrant’s Securities

10.1	Amended and Restated License Agreement between Trillium Privateco, the University Health Network and The Hospital for Sick Children effective February 1, 2010 and amended June 1, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 20-F filed with the SEC on August 12, 2014)

10.2	Debenture Purchase Agreement and Merger Agreement among Stem Cell Therapeutics Corp., Trillium Privateco, 2364556 Ontario Limited, and the Trillium Privateco debenture holders dated March 25, 2013 (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form 20-F filed with the SEC on August 12, 2014)

10.3†	GPEx®-Derived Cell Line Sale Agreement between Trillium Therapeutics Inc. and Catalent Pharma Solutions, LLC dated August 12, 2014 for TTI-621 (incorporated by reference to Exhibit 4.3 to the registrant’s registration statement on Form 20-F (Amendment No. 1) filed with the SEC on October 3, 2014)

10.4†	GPEx -Derived Cell Line Sale Agreement between Trillium Therapeutics Inc. and Catalent Pharma Solutions, LLC dated August 12, 2014 for TTI-622 (incorporated by reference to Exhibit 4.4 to the registrant’s registration statement on Form 20-F (Amendment No. 1) filed with the SEC on October 3, 2014)

10.5	Second Amended and Restated License Agreement between Trillium Therapeutics Inc., the University Health Network and The Hospital for Sick Children dated as of May 14, 2018 dated as of May 14, 2018 (incorporated by reference to Exhibit 4.1 to the registrant’s registration statement on Form 20-F filed with the SEC on March 11, 2019).

10.6#	2016 Cash-Settled Deferred Share Unit Plan dated November 9, 2016 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form 20-F of Trillium Therapeutics Inc., filed on March 10, 2017).

10.7#	2018 Stock Option Plan amended and restated as of March 8, 2018 (incorporated by reference to Exhibit 4.5 the registrant’s registration statement on Form 20-F filed with the SEC on March 11, 2019).

10.8#	2019 Inducement Stock Option Plan (incorporated by reference to Exhibit 99.1 of to the registrant's registration statement on Form S-8 (File No. 333-234688), filed with the SEC on November 14, 2019)

10.9#	2020 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 99.2 of to the registrant's registration statement on Form S-8 (File No. 333-251262), filed with the SEC on December 12, 2020)

10.10	Securities Purchase Agreement, dated September 8, 2020, between Trillium Therapeutics Inc. and Pfizer Inc. (incorporated by reference to Exhibit 99.2 to the Report on 6-K of Trillium Therapeutics Inc., filed on September 9, 2020).

10.11	Share purchase agreement among Trillium Therapeutics Inc., Fluorinov and Fluorinov shareholders dated January 26, 2016 (incorporated by reference to Exhibit 99.1 to the Report on 6-K of Trillium Therapeutics Inc., filed on February 5, 2017).

10.12#	Executive Employment Agreement between Trillium Therapeutics Inc. and Dr. Robert Uger effective February 11, 2016 (incorporated by reference to Exhibit 99.7 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 21, 2016).

10.13#	Executive Employment Agreement between Trillium Therapeutics Inc. and James Parsons effective February 11, 2016 (incorporated by reference to Exhibit 99.4 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 21, 2016) filed with the Securities and Exchange Commission on April 21, 2016).

10.14#	Executive Employment Agreement between Trillium Therapeutics Inc. and Dr. Penka Petrova effective February 11, 2016 (incorporated by reference to Exhibit 99.5 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 21, 2016) filed with the Securities and Exchange Commission on April 21, 2016).

10.15*#	Executive Employment Agreement between Trillium Therapeutics Inc. and Dr. Jan Skvarka effective September 25, 2019.

10.16*#	Executive Employment Agreement between Trillium Therapeutics Inc. and Dr. Ingmar Bruns effective November 2, 2020.

10.17*#	Indenture between Trillium Therapeutics Inc. and Penwest Revenue Corp., dated as of May 26, 2015.

10.18*#	Lease Agreement between Trillium Therapeutics USA Inc. and PPF OFF 100 Cambridge Park Drive, LLC, dated as of December 10, 2018.

10.19*#	Form of Indemnification Agreement.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101INS*	XBRL Instance Document

101SCH*	XBRL Taxonomy Extension Schema Document.

101CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

** The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

† Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRILLIUM THERAPEUTICS INC.

By:	/s/ James Parsons
James Parsons
Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jan Skvarka and James Parsons, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jan Skvarka	President, Chief Executive Officer, Director	March 18, 2021
Jan Skvarka	(Principal Executive Officer)

/s/ James Parsons	Chief Financial Officer	March 18, 2021
James Parsons	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Kirkman	Director, Chairman of the Board	March 18, 2021
Robert Kirkman

/s/ Luke Beshar	Director	March 18, 2021
Luke Beshar

/s/ Thomas Reynolds	Director	March 18, 2021
Thomas Reynolds

/s/ Helen Tayton-Martin	Director	March 18, 2021
Helen Tayton-Martin

/s/ Michael Kamarck	Director	March 18, 2021
Michael Kamarck

/s/ Paul Walker	Director	March 18, 2021
Paul Walker

/s/ Paolo Pucci	Director	March 18, 2021
Paolo Pucci