Form 10-Q
period 2021-03-31
Trillium Therapeutics Inc.
filed 2021-05-07
CIK 1616212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________________

FORM 10-Q

______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ TO _

COMMISSION FILE NUMBER 001-36596

______________________________________________

TRILLIUM THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

______________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2021, there were 103,137,173 common shares of the registrant outstanding.

TRILLIUM THERAPEUTICS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II Item 1A, Risk Factors and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part I, Item IA, “Risk Factors”. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

From time to time, we may use our website, our LinkedIn page at www.linkedin.com/company/trillium-therapeutics-inc-, or our Twitter profile at https://twitter.com/trillium_tx to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.trilliumtherapeutics.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our LinkedIn page, or our Twitter profile is not incorporated into, and does not form a part of, this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	March 31, 2021	December 31, 2020
	$	$
ASSETS
Current
Cash and cash equivalents	247,905	247,600
Marketable securities	27,747	43,565
Accounts receivable	931	947
Prepaid expenses	9,458	6,417
Total current assets	286,041	298,529
Property and equipment, net	791	778
Intangible assets	783	783
Operating lease right-of-use assets, net	673	732
Total non-current assets	2,247	2,293
Total assets	288,288	300,822
LIABILITIES
Current
Accounts payable	1,314	7,891
Accrued expenses	9,610	9,323
Current portion of operating lease liabilities	285	274
Stock option liability	3,585	3,930
Total current liabilities	14,794	21,418
Operating lease liabilities, net of current portion	509	557
Total liabilities	15,303	21,975
Commitments and contingencies (Note 9)
STOCKHOLDERS’ EQUITY
Series I preferred shares, without par value: unlimited shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020	-	-
Series II preferred shares, without par value: unlimited shares authorized; 6,750,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	15,698	15,698
Common shares, without par value: unlimited shares authorized; 103,032,563 and 102,925,799 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	478,967	476,561
Additional paid-in capital	46,159	43,565
Accumulated other comprehensive loss	(7,602)	(7,602)
Accumulated deficit	(260,237)	(249,375)
Total stockholders’ equity	272,985	278,847
Total liabilities and stockholders’ equity	288,288	300,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(amounts in thousands, except share and per share data)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	$	$
OPERATING EXPENSES
Research and development	5,924	4,988
General and administrative	5,390	11,675
Total operating expenses	11,314	16,663
Operating loss	(11,314)	(16,663)
Other income (expense)
Interest income, net	529	412
Net foreign currency loss	(35)	(24)
Total other income, net	494	388
Net loss before income taxes	(10,820)	(16,275)
Income tax expense	42	23
Net loss and comprehensive loss	(10,862)	(16,298)
Net loss per share, basic and diluted	(0.11)	(0.25)
Weighted average number of common shares used in computing net loss per share, basic and diluted	103,004,158	65,522,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(amounts in thousands, except share data)

	Common shares		Series II preferred shares		Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
	#	$	#	$	$	$	$	$
Balance at December 31, 2020	102,925,799	476,561	6,750,000	15,698	43,565	(7,602)	(249,375)	278,847
Exercise of options	96,764	2,389	-	-	(238)	-	-	2,151
Exercise of warrants	10,000	17	-	-	(7)	-	-	10
Stock-based compensation	-	-	-	-	2,839	-	-	2,839
Net loss	-	-	-	-	-	-	(10,862)	(10,862)
Balance at March 31, 2021	103,032,563	478,967	6,750,000	15,698	46,159	(7,602)	(260,237)	272,985

	Common shares		Series I preferred shares		Series II preferred shares		Additional paid-in capital	Accumulated other comprehensive loss	Deficit	Total
	#	$	#	$	#	$	$	$	$	$
Balance at December 31, 2019	28,938,831	149,393	17,171,541	2,348	8,868,403	21,485	23,072	(7,602)	(190,029)	(1,333)
Issuance of preferred and common shares, net of issue costs	41,279,090	106,515	-	-	1,250,000	3,225	-	-	-	109,740
Reclassification of warrants from liability to equity	-	-	-	-	-	-	13,370	-	-	13,370
Reclassification of stock options from equity to liability	-	-	-	-	-	-	(225)	-	-	(225)
Exercise of options	340,000	1,859	-	-	-	-	(781)	-	-	1,078
Exercise of warrants	7,684,717	12,858	-	-	1,750,000	2,928	(6,727)	-	-	9,059
Conversion of preferred shares into common shares	4,440,787	11,387	(17,171,541)	(2,348)	(3,868,403)	(9,039)	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	252	-	-	252
Net loss	-	-	-	-	-	-	-	-	(16,298)	(16,298)
Balance at March 31, 2020	82,683,425	282,012	-	-	8,000,000	18,599	28,961	(7,602)	(206,327)	115,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	$	$
Cash flows from operating activities
Net loss	(10,862)	(16,298)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	3,024	11,224
Depreciation of property and equipment	41	147
Unrealized foreign exchange loss	11	192
Changes in operating assets and liabilities
Accounts receivable	16	(121)
Prepaid expenses	(3,041)	(2,184)
Operating lease right-of-use assets	59	52
Accounts payable	(6,577)	(221)
Accrued expenses	287	13
Operating lease liabilities	(37)	(96)
Net cash used in operating activities	(17,079)	(7,292)
Cash flows from investing activities
Maturities of marketable securities	15,831	10,000
Purchases of marketable securities	(13)	(13,954)
Net purchases of property and equipment	(54)	-
Net cash provided by (used in) investing activities	15,764	(3,954)
Cash flows from financing activities
Exercise of stock options	1,621	1,078
Exercise of warrants	10	9,059
Issuance of preferred and common shares, net of issuance costs	-	109,740
Net cash provided by financing activities	1,631	119,877
Impact of foreign exchange rate on cash and cash equivalents	(11)	(194)
Net increase in cash and cash equivalents	305	108,437
Cash and cash equivalents, beginning of period	247,600	14,584
Cash and cash equivalents, end of period	247,905	123,021

Supplemental cash flow disclosures
Cash paid for operating lease payments	61	90
Reclassification of warrants from liability to equity	-	13,370
Reclassification of stock options from equity to liability	-	225
Fair value transfer of stock option liability to equity upon stock option exercise	530	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Since inception, the Company has been primarily involved in research and development activities and has incurred significant net losses. As of March 31, 2021, the Company had an accumulated deficit of $260.2 million. The Company anticipates that it will continue to incur significant expenses and operating losses for the foreseeable future as it continues to develop its product candidates. As a result, the Company will require substantial additional capital to fund its continued operations and pursue its growth strategy. The Company has not generated any product revenues and has financed its operations primarily through public offerings of its equity securities. There can be no assurance that the Company will be able to raise additional funds or enter into such other agreements on favorable terms, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

As of March 31, 2021, the Company had cash and cash equivalents and marketable securities of $275.7 million. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its expected operating requirements for at least the next 12 months.

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

2.   Summary of significant accounting policies

(a)  Basis of presentation and consolidation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and as required by Regulation S-X, Rule 10-01. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on March 18, 2021. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented.

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Trillium Therapeutics USA Inc. The financial statements of the subsidiary are prepared for the same reporting period as the Company using consistent accounting policies. Intercompany transactions, balances and gains and losses on transactions between the Company and the subsidiary are eliminated.

(b)  Use of estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, reported amounts of revenue and expenses during the reporting periods, and related disclosures in the accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued clinical and contract research organization costs, and stock-based compensation expense, including the valuation of the stock option liability. The Company reviews its estimates and underlying assumptions on an ongoing basis. Revisions are recognized in the period in which the estimates are revised and may impact future periods. Actual results could differ materially from these estimates and assumptions.

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

(c)  Recent accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income are to present them at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company believes that the adoption of this standard will not have a material impact on the condensed consolidated financial statements. The new standard will be effective for annual periods beginning on or after December 15, 2022.

3.    Fair value measurements

Liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	Total $	Quoted prices in active markets (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $
March 31, 2021
Stock option liability	3,585	-	-	3,585
Total liabilities	3,585	-	-	3,585

December 31, 2020
Stock option liability	3,930	-	-	3,930
Total liabilities	3,930	-	-	3,930

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021. The Company’s stock option liability is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. As of March 31, 2021 and December 31, 2020, the balances of the stock option liability were $3.6 million and $3.9 million, respectively. The change in fair value of the stock option liability for the three months ended March 31, 2021 was as follows (in thousands):

2021
$
Beginning balance	3,930
Change in fair value of stock option liability	185
Exercises of stock options	(530)
Ending balance	3,585

The change in fair value of the stock option liability is recorded as stock-based compensation expense (recovery) in the statements of operations and comprehensive loss.

The equity-settled stock option liability was determined based on the fair value of the liability at the reporting date using the Black-Scholes model with the following weighted average assumptions:

March 31, 2021
Expected option life	4.2 years
Risk-free interest rate	0.8%
Dividend yield	0%
Expected volatility	114%

The Black-Scholes option pricing model requires subjective assumptions, including expected volatility and expected option life. The expected volatility is based on the Company’s historical stock price volatility. The expected life of the options is estimated considering the vesting period at the grant date, the life of the option and the average length of time similar grants have remained outstanding in the past. The risk-free interest rate is based on the implied yield on a U.S. Government bond with a remaining term equal to the expected term of the option. The dividend yield was excluded from the calculation since it is the present policy of the Company to retain all earnings to finance operations and future growth.

As of March 31, 2021 and December 31, 2020, the Company’s marketable securities primarily include guaranteed investment certificates and corporate bonds, are classified as held-to-maturity, and are valued at amortized cost. Because the marketable securities are short-term in nature, with maturity dates of less than one year, carrying value approximates fair value.

4.   Leases

The Company has an operating lease (the “2015 Lease”), to lease 22,003 square feet of a Mississauga, Ontario facility. The term of the 2015 Lease commenced on November 1, 2015. The 2015 Lease has an initial term of 10 years from the commencement date, and the Company has an option to extend the initial term for two further terms of five years each. The Company had the option to terminate the lease agreement any time after 5 years (i.e. after October 31, 2020) with a minimum of 9 months prior written notice. If the Company terminates the lease agreement between the 61st to the 84th month, the Company is obligated to pay the unamortized balance of tenant improvement allowance based on a rate of 8%, plus 4 months minimum rent and additional rent. Upon early termination after the 84th month, the Company is obligated to pay the unamortized balance of tenant improvement allowance based on a rate of 8%, plus 2 months minimum rent and additional rent. As part of the determination of its right-of-use assets, the Company assumed that it would terminate this lease at the end of the 84th month. The landlord agreed to pay the Company a lease inducement for the 2015 Lease of $0.2 million to reimburse the Company for leasehold improvements being made to the leased premises and the acquisition of certain equipment.

On April 1, 2019, the Company entered into an operating lease (the “2019 Lease”) to lease approximately 3,200 of square feet of office space located in Cambridge, Massachusetts. The 2019 Lease has an initial term of 5 years from the commencement date with no option to extend the initial term. The annual base rent increases on an annual basis from the 13th month to approximately $0.2 million for the fifth year of the lease. The landlord agreed to pay the Company a lease inducement of $0.1 million to reimburse the Company for leasehold improvements being made to the leased premises.

Future minimum lease payments under non-cancellable lease agreements as of March 31, 2021 were as follows (in thousands):

March 31, 2021
$
2021	284
2022	455
2023	184
2024 and beyond	46
Total minimum lease payments	969
Less: Imputed interest	(175)
Present value of lease liabilities	794

Lease expense is recognized on a straight-line basis over the term of the leases and accordingly the Company records the difference between cash rent payments and the recognition of lease expense against the operating lease right-of-use asset. For the three months ended March 31, 2021 and 2020, variable lease payments relating to the Company’s operating leases were $23 thousand and $38 thousand, respectively. Lease expenses during the three months ended March 31, 2021 and 2020 were $0.1 million and $0.1 million, respectively. As of March 31, 2021, the weighted average remaining lease term was 2.3 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15%.

5.   Accrued expenses

The Company’s accrued expenses consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
	$	$
Accrued employee compensation	551	1,507
Accrued clinical and contract research organization costs	7,293	5,978
Other accrued expenses	1,676	1,802
Amounts due to related parties	90	36
Total	9,610	9,323

6.   Stockholder’s equity

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

Holders may not convert Series II First Preferred Shares into common shares if, after giving effect to the exercise of conversion, the holder would have beneficial ownership or direction or control over common shares in excess of 4.99% of the then outstanding common shares. This limit may be raised at the option of the holder on 61 days’ prior written notice: (i) up to 9.99%, (ii) up to 19.99%, subject to clearance of a personal information form submitted by the holder to the Toronto Stock Exchange and (iii) above 19.99%, subject to approval by the Toronto Stock Exchange and stockholder approval.

(b)  Shares issued – three months ended March 31, 2021

During the three months ended March 31, 2021, 10,000 common shares were issued on the exercise of 10,000 warrants for proceeds of $10 thousand.

7.   Net loss per share

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

The following common share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	March 31, 2021	March 31, 2020
Series II First Preferred Shares	6,750,000	8,000,000
Common warrants	1,505,675	3,915,283
Preferred warrants	5,400,000	5,400,000
Stock options	5,239,544	5,002,062
Deferred share units (equity-settled)	2,219,226	-
	21,114,445	22,317,345

8.   Stock-based compensation

(a) Stock option plans

2020 Omnibus Plan

The 2020 Omnibus Equity Incentive Plan (“Omnibus Plan”) was adopted by the Board of Directors on May 6, 2020 and approved by the stockholders at the annual general and special meeting of stockholders held on June 30, 2020. Under the Omnibus Plan, the Company may grant non-statutory and incentive stock options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, deferred share units and dividend equivalent rights. The maximum number of common shares issuable under the Omnibus Plan is 13,400,000 common shares. The Omnibus Plan replaces the Company’s 2018 Stock Option Plan, the 2016 Cash-Settled DSU Plan and the 2019 Inducement Stock Option Plan (the “Predecessor Plans”) as of July 1, 2020. As of March 31, 2021, the Company was entitled to issue an additional 7,996,355 common shares under the Omnibus Plan.

2019 Inducement Stock Option Plan

Stock options of the Corporation that were granted and are outstanding under the 2019 Inducement Stock Option Plan (“2019 Inducement Plan”) will remain subject to the terms and conditions of the 2019 Inducement Plan; however, no new stock options of the Corporation will be granted under the 2019 Inducement Plan. As of March 31, 2021 there were 1,250,000 stock options outstanding under the 2019 Inducement Plan.

For the three months ended March 31, 2021, 25,000 stock options with a weighted average exercise price of $0.41 per share were exercised.

2018 Stock Option Plan

Stock options that were granted and are outstanding under the 2018 Stock Option Plan (“2018 Plan”) will remain subject to the terms and conditions of the 2018 Plan; however, no new stock options of the Corporation will be granted under the 2018 Plan. As of March 31, 2021, there were 1,357,994 stock options outstanding under the 2018 Plan.

For the three months ended March 31, 2021, 71,764 stock options with a weighted average exercise price of $4.42 per share were exercised.

Stock-based compensation expense

Total stock-based compensation expense recorded related to stock options granted to employees and non-employees for the three months ended March 31 were as follows (in thousands):

	2021	2020
	$	$
Research and development	16	864
General and administrative	3,008	921
Total stock-based compensation expense	3,024	1,785

Stock-based compensation expense for employees was $2.7 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, stock-based compensation expense for employees related to stock options accounted for as liability awards was $0.2 million and $1.5 million, respectively.

Stock-based compensation expense for non-employees was $0.3 million and $0 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $39.0 million of unrecognized compensation expense related to unvested stock options that is expected to be recognized over a weighted average period of 2.7 years.

Stock option activity during the three months ended March 31, 2021 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	5,326,708	$7.30	9.1	$39,670
Granted	9,600	$13.15
Exercised	(96,764)	$3.39
Cancelled/expired	-	-
Outstanding at March 31, 2021	5,239,544	$7.39	8.8	$23,250
Exercisable at March 31, 2021	897,546	$7.22	7.4	$4,082

The basis and assumptions used to measure the fair value of stock options granted in the period are consistent with those of the prior period.

During the three months ended March 31, 2021, amounts that were receivable of $1.3 million related to options that were exercised in the prior year were received.

(b)       Deferred share units

2016 Cash-Settled DSU Plan

As noted above, the Board of Directors approved the Omnibus Plan, which was approved by the stockholders on June 30, 2020. The Omnibus Plan will govern the terms of the Company’s stock option and DSU grants, and provides for equity settlement of DSUs issued for director compensation. In conjunction with the approval of the Omnibus Plan, each director holding DSUs under the Cash-Settled DSU Plan entered into an agreement with the Company to have their existing DSUs be governed by the Omnibus Plan. No new DSUs will be granted under the 2016 Cash-Settled DSU Plan. The Omnibus Plan provides for equity or cash settlement of DSUs issued for director compensation, at the option of the Company. It is the Company’s intention to settle all DSUs by equity. The ratification of the Omnibus Plan on June 30, 2020, which now provides for equity settlement of DSUs issued for director compensation, was treated as a modification under ASC 718 Compensation – Stock Compensation and the Company’s DSUs were classified as equity instead of as a liability. Accordingly, as of June 30, 2020, the DSUs balance was transferred from a liability to equity.

For the three months ended March 31, 2021 and 2020, there were no DSUs issued. For the three months ended March 31, 2021 and 2020, the DSU expense, comprised of directors’ fees paid and the revaluation of the DSU liability, were $0 and $9.4 million, respectively. The number of DSUs outstanding as at March 31, 2021 and 2020 was 2,219,226 and 3,045,821, respectively. During the three months ended March 31, 2021 and 2020, no DSUs were redeemed.

9.       Commitments and contingencies

The Company enters into vendor agreements for the provision of goods and services, which includes manufacturing services with contract manufacturing organizations and development services with contract research organizations. These agreements may include certain provisions for purchase obligations and termination obligations that could require payments for the cancellation of committed purchase obligations or for early termination of the agreements. The amounts of the cancellation or termination payments vary and are based on the timing of the cancellation or termination and the specific terms of the agreement and therefore are cancelable contracts.

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

The Company periodically enters into research and license agreements with third parties that include indemnification provisions customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of claims arising from research and development activities undertaken by or on behalf of the Company. In some cases, the maximum potential amount of future payments that could be required under these indemnification provisions could be unlimited. These indemnification provisions generally survive termination of the underlying agreement. The nature of the indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay. Historically, the Company has not made any indemnification payments under such agreements and no amount has been accrued in the condensed consolidated financial statements with respect to these indemnification obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020 that was filed with the United States Securities and Exchange Commission, or the SEC, on March 18, 2021.

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

PROGRAM	INDICATION	COMBINATION AGENT	STAGE OF DEVELOPMENT				SPONSOR
			PRECLINICAL	IND ENABLING	EARLY-STAGE CLINICAL	LATE-STAGE CLINICAL	
622	MM	Carfilzomib+dex					Trillium
	AML p53 mut.	Azacitidine					Trillium
	AML unfit	Aza+Ven					Trillium
	DLBCL (IST)	PD-1					Mayo Clinic
	Ovarian	Chemotx					Trillium
	[Solid tumor #2]	[TBA]					Trillium
621	PTCL	-- [Monotx]					Trillium
	DLBCL (IST)	PD-1					Mayo Clinic
	Leiomyosarcoma	Doxorubicin					Trillium

Additional studies:

- 622 Q2/3W dose escalation study in lymphomas (enrolling)
- 621 Q2/3W dose escalation study in CTCL (enrolling)
- 622 & 621 in combination with daratumumab P1b/2 IST in multiple myeloma (finalizing protocol); Memorial Sloan Kettering

Abbreviations: Aza+Ven – Azacitidine + Venetoclax; AML – Acute Myeloid Leukemia; DLBCL – Diffuse Large B-Cell Lymphoma; IST – Investigator-Sponsored Trial; MM – Multiple Myeloma; PTCL – Peripheral T-Cell Lymphoma; TBA - To Be Announced

Clinical Updates - Phase 1b/2 Programs

On April 28, 2021, we announced the planned initiation of Phase 1b/2 programs with both TTI-622 and TTI-621. We expect that these programs will initially cover seven indications (four hematological cancers, three solid tumors), and study TTI-622 and TTI-621 primarily in combination with other anti-cancer agents.

Specifically, we expect to evaluate TTI-622 in the following settings and combination regimens:

•	Relapsed or refractory multiple myeloma, in a combination with carfilzomib + dexamethasone;

•	First line p53 mutant acute myeloid leukemia, or AML, in a combination with azacitidine;

•	First line elderly or unfit p53 wild type AML patients, in a combination with azacitidine and venetoclax;

•	Relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, in a combination with anti-PD-1, in an investigator-sponsored trial at Mayo Clinic;

•	Platinum-resistant ovarian cancer, in a combination with chemotherapy; and

•	A second solid tumor combination study to be announced later in 2021.

We plan to initiate these studies with 8 mg/kg weekly dosing, or potentially less frequent dosing regimens at higher doses.

On April 28, 2021, we announced that the Phase 1b/2 program for TTI-622 had been initiated with the dosing of a first multiple myeloma patient with TTI-622 in combination with carfilzomib + dexamethasone. Both AML cohorts are open for enrollment.

We expect to evaluate TTI-621 in the following settings and combination regimens:

•	Second line peripheral T-cell lymphoma, or PTCL, as a monotherapy;

•	Relapsed or refractory DLBCL, in a combination with anti-PD-1, in an investigator-sponsored trial at Mayo Clinic; and

•	First line leiomyosarcoma, a subtype of soft tissue sarcoma, in a combination with doxorubicin.

Initial Phase 1b/2 studies are planned to be initiated at two dose levels (0.2 mg/kg and up to 2.0 mg/kg weekly). Different levels may be chosen based on overlapping toxicities with combination agents.

In addition, bi-weekly, or Q2W, and every three weeks, or Q3W, dosing schedules will be evaluated for each molecule in the ongoing monotherapy dose escalation studies.

TTI-622 Ongoing Clinical Development

A two-part, multicenter, open-label, Phase 1a/1b study of TTI-622 in patients with advanced relapsed or refractory lymphoma and multiple myeloma is currently in progress (NCT03530683). In the ongoing Phase 1a dose escalation part, relapsed or refractory lymphoma patients are being enrolled in sequential dose cohorts to receive TTI-622 once weekly to characterize safety, tolerability, pharmacokinetics, and to determine the maximum tolerated dose, or MTD. In the Phase 1b part, patients with advanced relapsed or refractory lymphoma and multiple myeloma will be treated with TTI-622 in combination with other agents.

As of the data cutoff date of April 12, 2021, a total of 42 patients have been enrolled in the ongoing study. Patients received weekly intravenous doses between 0.05 and 18 mg/kg. All dose levels were very well tolerated and an MTD was not reached. The study is continuing, with 3 more patients at 18 mg/kg pending response assessments as of the April 12, 2021 cutoff date.

TTI-621 Ongoing Clinical Development

A Phase 1 multicenter, open-label study in which patients with advanced relapsed or refractory hematologic malignancies receive intravenous TTI-621 is currently in progress (NCT02663518). The ongoing dose escalation Part 4 of the study is enrolling patients with cutaneous T-cell lymphoma, or CTCL.

As of the data cutoff date of April 12, 2021, TTI-621 was well tolerated and an MTD in Part 4 was not reached. The study is continuing, with 3 more patients at 2.0 mg/kg pending response assessments as of the April 12, 2021 cutoff date.

Impact of the Ongoing COVID-19 Pandemic

We continue to carefully monitor the COVID-19 pandemic and its potential impact on our business and have taken important steps to ensure the safety of employees and their families and to reduce the spread of COVID-19. The pandemic may result in a slowdown of the enrollment of patients in our clinical trials, including our planned Phase 1b/2 programs. We have worked closely with our contract research organizations, or CROs, to ensure that our clinical sites are well prepared to address any issues that may arise as a result of the pandemic, including but not limited to, ensuring sufficient drug inventory at clinical sites and ensuring proper steps are undertaken to allow for full remote monitoring of our clinical trials. There have been no significant disruptions to our drug supply chain although some raw materials used in drug production have taken longer to source and we have experienced delays in scheduled manufacturing campaigns due to COVID-19 vaccine production using manufacturing capacity at our contract manufacturing organization, or CMO. We have sufficient drug inventory on hand to complete existing studies and have secured drug manufacturing slots through 2021 that we expect will provide continuity of drug supply, although risks of delays are elevated due to ongoing impacts related to COVID-19.

The impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines, the ability to successfully administer vaccines to populations in the territories in which we operate, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Financial Operations Overview

Since our inception, we have devoted substantial resources to developing our SIRPαFc programs, including activities to manufacture product candidates, undertake preclinical studies and conduct clinical trials, and provide general and administrative support for these operations. We have not generated any revenue from product sales.

We have incurred net losses since inception. Our net loss was $10.9 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $260.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	advance product candidates TTI-622 and TTI-621 into multiple Phase 1b/2 trials;

•	manufacture our product candidates in sufficient quantities to supply these expanded trials;

•	seek applicable regulatory approvals for our product candidates; and

•	add personnel to support our product development efforts.

We expect to significantly expand our staffing in 2021, primarily in chemistry, manufacturing and controls, or CMC, and clinical operations as we intend to initiate multiple Phase 1b/2 combination studies. We will also undertake research, manufacturing and regulatory activities to support the TTI-622 and TTI-621 clinical programs.

Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of TTI-622, TTI-621 and any future product candidates. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continued operations. To date, we have principally raised capital through registered direct offerings and underwritten public offerings of our common and preferred stock and the exercise of warrants and stock options. As of March 31, 2021, we had approximately $275.7 million in cash and cash equivalents and marketable securities.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our TTI-622 and TTI-621 product candidates, which include:

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

The largest component of our operating expenses has historically been our investment in research and development activities related to the clinical development of TTI-622 and TTI-621. We recognize the funds from research and development grants as a reduction of research and development expenses when the related eligible research costs are incurred.

On April 28, 2021, we announced the planned initiation of Phase 1b/2 programs for both TTI-622 and TTI-621. These programs will initially cover seven indications (four hematological cancers, three solid tumors), and study TTI-622 and TTI-621 primarily in combination with other anti-cancer agents. In connection with this announcement, we expect our research and development expenses to increase substantially for the foreseeable future. Additionally, we expect our manufacturing costs to increase in order to supply these product candidates in sufficient quantities to conduct our planned clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. As a result, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs and professional fees, including legal, human resources, audit and accounting services, insurance, directors’ fees, shareholder relations, corporate development, and expenses associated with obtaining and maintaining patents. Personnel-related costs consist of salaries, benefits and stock-based compensation.

We anticipate general and administrative expenses will increase as our research and development advances or expands. These increases will likely relate to additional personnel and increased costs related to finance, legal and intellectual property-related matters along with increased expenses related to operating as a publicly traded company and a domestic issuer, such as fees related to audit, legal, and tax services; and corporate development, regulatory compliance programs, insurance, investor relations, and other related expenses.

Interest income

Interest income consists of interest generated on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change

	(in thousands)
Operating expenses
Research and development	$5,924	$4,988	$936
General and administrative	5,390	11,675	(6,285)
Total operating expenses	11,314	16,663	(5,349)
Operating loss	(11,314)	(16,663)	5,349
Interest income, net	529	412	117
Net foreign currency loss	(35)	(24)	(11)
Total other income, net	494	388	106
Net loss before income taxes	(10,820)	(16,275)	5,455
Income tax expense	42	23	19
Net loss	(10,862)	(16,298)	5,436

Research and Development Expenses

Research and development expenses increased by $0.9 million from $5.0 million for the three months ended March 31, 2020, to $5.9 million for the three months ended March 31, 2021. The following table summarizes our research and development expenses, for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020	Change

	(in thousands)
Program-specific costs
SIRPαFc (TTI-622 and TTI-621)	$3,547	$2,412	$1,135
Non program-specific costs
Employee and contractor related expenses	2,053	1,301	752
Stock-based compensation expenses	16	864	(848)
Facility, amortization, technology, and other expenses	308	411	(103)
Total research and development expenses	5,924	4,988	936

In the first quarter of 2021, all of our resources were focused on the development of TTI-622 and TTI-621, including clinical development, research, manufacturing and regulatory activities, and for working capital and general corporate purposes. The increase in research and development expenses for the three months ended March 31, 2021 was primarily attributable to the following:

•	$1.1 million of increased SIRPαFc program expense, mainly due to an increase in manufacturing costs related to higher manufacturing activity to support our expanded clinical operations, and increased clinical trial costs related to higher patient enrollment;

•	$0.4 million of increased advisory and consultant expenses, corresponding to and in support of our increased manufacturing and clinical trial activity;

•	$0.3 million of increased employee salary and benefits expenses, due to a higher employee headcount in support of our expanded manufacturing and clinical trial activity; and

•	These increased costs were partially offset by $0.8 million of decreased stock-based compensation expense, mainly due a decrease in the fair value of stock option liabilities.

General and Administrative

General and administrative expenses decreased by $6.3 million from $11.7 million for the three months ended March 31, 2020 to $5.4 million for the three months ended March 31, 2021. The decrease in general and administrative expenses was primarily attributable to the following:

•	$8.9 million of decreased professional fees, mainly due to a revaluation expense of $9.3 million in the prior period related to the cash-settled deferred share unit, or DSU, liability prior to reclassification to equity on June 30, 2020; which was partially offset by increased professional fees related to our change from foreign private issuer to domestic issuer status, increased recruiting expenses, and higher consulting expenses to support our operational and clinical strategy development; and

•	The net decrease in professional fees was partially offset by $2.1 million of increased stock-based compensation expense mainly relating to higher weighted average fair values of stock options outstanding and the change in fair value of stock option liabilities; $0.3 million of increased director and officer insurance premiums, and $0.2 million of increased investor relations and exchange filing fees.

Other Income, Net

Net interest income, consisting of interest earned on cash and cash equivalents and marketable securities, increased by $0.1 million from $0.4 million for the three months ended March 31, 2020 to $0.5 million for the three months ended March 31, 2021. The increase in net interest income is attributable to higher cash and cash equivalents and marketable securities balances.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from sales of equity and proceeds from the exercise of warrants and stock options. Our primary capital needs are for funds to support our scientific research and development activities, including staffing, facilities, manufacturing, preclinical studies, clinical trials, administrative costs and for working capital.

We expect that our existing combined cash and cash equivalents and marketable securities balance as of March 31, 2021 of $275.7 million will enable us to fund our expected operating requirements for at least the next 12 months. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a clinical stage organization, and the level of financial resources available.

We have funded our operations principally through registered direct offerings and underwritten public offerings of our common and preferred stock, and the exercise of warrants and stock options as outlined below:

•	During the three months ended March 31, 2021, we received gross proceeds of $1.6 million on the exercise of warrants and stock options.

•	On March 18, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-25443) with the SEC that provides that we may sell from time to time our common shares, first preferred shares, subscription receipts, warrants and units separately or together, in amounts, at prices and on terms to be determined based on market conditions at the time of sale and set forth in one or more prospectus supplements.

Cash flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended
	2021	2020

	(in thousands)
Cash used in operating activities	$(17,079)	$(7,292)
Cash provided by (used in) investing activities	15,764	(3,954)
Cash provided by financing activities	1,631	119,877
Impact of foreign exchange rate on cash and cash equivalents	(11)	(194)
Net increase in cash and cash equivalents	305	108,437

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support the business. We have historically experienced negative cash flows from operating activities as we develop our SIRPαFc programs.

Net cash used in operating activities was $17.1 million during the three months ended March 31, 2021 compared to $7.3 million during the three months ended March 31, 2020. The increase in cash used in operating activities for the three months ended March 31, 2021 was primarily due to higher non-cash adjustments related to stock-based compensation in the prior period compared to the current period, as well as an increased prepaid expenses balance and a decreased accounts payable balance in the current period.

Net cash used in operating activities for the three months ended March 31, 2021 consisted of a net loss of $10.9 million less non-cash adjustments of $3.1 million and changes in operating assets and liabilities of $9.3 million. Non-cash items primarily included stock-based compensation of $3.0 million. The net change in assets and liabilities was primarily due to an increase in prepaid expenses of $3.0 million related to reservation fees for contract manufacturing, and a decrease in accounts payable of $6.6 million.

Net cash used in operating activities during the three months ended March 31, 2020 consisted of a net loss of $16.3 million less non-cash adjustments of $11.6 million and changes in operating assets and liabilities of $2.6 million. Non-cash items primarily included stock-based compensation of $11.2 million. The net change in assets and liabilities was primarily due to an increase in prepaid expenses of $2.2 million, a decrease in accounts payable of $0.2 million, and an increase in accounts receivable of $0.1 million.

Cash flows from investing activities

Our primary investing activities consist of purchases and maturities of marketable securities, and purchases of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2021 was $15.8 million, compared to net cash used by investing activities of $4.0 million for the three months ended March 31, 2020. Cash provided by investing activities increased by $19.8 million primarily due to decreased purchases of investments and increased maturities of investments, during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Proceeds received from maturities of investments were either reinvested or used to fund operations.

Cash flows from financing activities

We generated net cash from financing activities of $1.6 million during the three months ended March 31, 2021, primarily related to proceeds from the exercise of stock options. We generated net cash from financing activities of $119.9 million during the three months ended March 31, 2020, primarily from net proceeds from our January 2020 common stock and preferred stock offerings of $109.7 million, proceeds from the exercise of warrants of $9.1 million, and proceeds from the exercise of stock options of $1.1 million.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021.

We have entered into agreements in the normal course of business with CROs for clinical trials and contract manufacturing organization for supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. These contractual obligations are cancelable at any time by us, generally upon prior written notice to the vendor.

Off-balance sheet arrangements

We did not have, during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, reported amounts of revenue and expenses during the reporting periods, and related disclosures in the accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued clinical and contract research organization costs, and stock-based compensation expense, including the valuation of the stock option liability. We review our estimates and underlying assumptions on an ongoing basis. Revisions are recognized in the period in which the estimates are revised and may impact future periods. Actual results could differ materially from these estimates and assumptions.

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 18, 2021.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings. The outcome of future litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q and information filed with Canadian securities regulators, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 18, 2021. The risk factors set forth below are risk factors containing changes, which may be material, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC.

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

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

•	successful completion of clinical trials and preclinical studies;

•	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;

•	acceptance of investigational new drug, or IND, applications for our planned or future clinical trials;

•	successful enrollment and completion of clinical trials;

•	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;

•	receipt of regulatory and marketing approvals from applicable regulatory authorities;

•	maintenance of marketing approvals from applicable regulatory authorities;

•	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

•	entry into collaborations to further the development of our product candidates;

•	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;

•	successfully launching commercial sales of our product candidates, if and when approved;

•	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;

•	maintaining a continued acceptable safety profile of the product candidates following approval;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and

•	enforcing and defending intellectual property rights and claims.

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

Given the early stage of our product development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the U.S. Food and Drug Administration, or FDA, Health Canada, or HC, or any similar regulatory authority. To obtain regulatory approvals for our product candidates being developed and to achieve commercial success, clinical trials must demonstrate that the product candidates are safe for human use and that they demonstrate efficacy. While we have commenced clinical trials for TTI-622 and TTI-621, we have not yet completed later stage clinical trials for any of our product candidates.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

•	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs;

•	the number of patients required for clinical trials may be larger than we anticipate;

•	it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators; and

•	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate.

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

Positive results of preclinical and early clinical research of TTI-622 and TTI-621 may not be indicative of the results that will be obtained in later-stage clinical trials. For example, our dose escalation trial for TTI-621 is focused on T-cell malignancies based on preliminary results of our intravenous and intratumoral trials. There can be no assurance that the preliminary results we have seen in a small number of T-cell lymphoma patients will be reproducible in a larger population of patients. We can make no assurance that any future studies, if undertaken, will yield favorable results.

Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials after achieving positive results in early-stage development, and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA approval. If we fail to produce positive results in our clinical trials of TTI-622 or TTI-621, including identifying the optimal dosage for TTI-622 or TTI-621, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, would be materially adversely affected.

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

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a response designed to maintain our operations despite the outbreak of the virus. We have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials. Some factors from the COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trials include:

•	delays or difficulties in enrolling and retaining patients in our clinical trials, including TTI-622 and TTI-621;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	risk that we are unable to enroll participants in our clinical trials in adequate numbers;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, raw material shortages, government intervention, lack of availability of production capacity and disruptions in delivery systems;

•	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to government regulations such as the Defense Production Act which could be invoked to require our contract manufacturers to produce COVID-19 vaccines which could cause us to lose access to manufacturing for our product candidates resulting in a lack of drug supply for use in our clinical trials;

•	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility or facilities of third parties;

•	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

•	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	interruption or delays to our sourced preclinical and clinical activities; and

•	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

We rely and will continue to rely on third parties to conduct a significant portion of our preclinical and clinical development activities. Preclinical activities include in vivo studies providing access to specific disease models, pharmacology and toxicology studies, and assay development. Clinical development activities include trial design, regulatory submissions, clinical patient and site recruitment, clinical trial monitoring, clinical data management and analysis, safety monitoring and project management. We will rely heavily on these third parties to conduct these activities and, as a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with GCP requirements. In addition, our clinical trials must be conducted with pharmaceutical product produced under current good manufacturing practice, or cGMP, requirements and will require a large number of test patients. Our failure or any failure by these third parties to comply with these requirements or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We contracted with Catalent for the manufacture of TTI-622 and TTI-621 proteins to supply drug substance for our clinical trials. The manufacture of recombinant proteins uses well established processes including a protein expression system. Catalent is producing TTI-622 and TTI-621 using their proprietary GPEx® expression system. We believe that Catalent has the capacity, the systems, and the experience to supply drug for our current clinical trials and we may consider using Catalent for manufacturing for later clinical trials. However, since the Catalent manufacturing facility where TTI-622 and TTI-621 are being produced does not support commercial manufacturing, it has not yet been inspected by the FDA. Any manufacturing failures, delays or compliance issues could cause delays in the conduct of our preclinical studies and clinical trials.

We contracted with Althea Ajinomoto for the manufacture of TTI-622 and TTI-621 drug product for our clinical trials. The drug product manufacture uses well established processes and we believe that Althea Ajinomoto has the capacity, the systems, and the experience to supply drug product for our current clinical trials and to support commercial manufacturing. The facility has been inspected by regulatory authorities including the FDA.

There can be no assurances that CMOs will be able to meet our timetable and requirements. We have not contracted with alternate suppliers for TTI-622 or TTI-621 drug substance or drug product production in the event existing CMOs are unable to scale up production, or if the manufacturing facilities otherwise experience any other significant problems, or have limited production availability due to supply chain constraints, COVID-19 vaccine production or otherwise. The demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the product candidates needed for our clinical trials which could lead to delays in these trials.

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

To date, our product candidates have been manufactured in small quantities for preclinical studies and clinical trials by third-party manufacturers. In order to commercialize our product candidates, we need to manufacture commercial quality drug supply for use in registrational clinical trials. Most, if not all, of the clinical material used in Phase 3/ pivotal/registration studies must be derived from the defined commercial process including scale, manufacturing site, process controls and batch size. If we have not scaled up and validated the commercial production of our product candidates prior to the commencement of pivotal clinical trials, we may have to employ a bridging strategy during the trial to demonstrate equivalency of early stage material to commercial drug product, or potentially delay the initiation or completion of the trial until drug supply is available. We may have to rely on third party manufacturers to enable us to produce the commercial supply necessary to commercialize our products, if approved.

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

We intend to develop our current product candidates, TTI-622 and TTI-621, and likely other future product candidates in combination with one or more other approved or unapproved agents to treat cancer. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing agents, we would continue to be subject to the risks that the FDA, HC or comparable foreign regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product or that safety, efficacy, manufacturing or supply issues could arise with any of those existing agents. If the agents we use in combination with our product candidates are replaced as the standard of care for the indications we choose for any of our product candidates, the FDA, HC or comparable foreign regulatory authorities may require us to conduct additional clinical trials. The occurrence of any of these risks could result in our own products, if approved, being removed from the market or being less successful commercially.

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

We could fail to receive regulatory approval for our product candidates for many reasons, including, but not limited to:

•	disagreement with the design or implementation of our clinical trials;

•	failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•	failure of clinical trials to meet the level of statistical significance required for approval;

•	failure to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;

•	disagreement with our interpretation of data from preclinical studies or clinical trials;

•	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a biologics license application, or BLA, or other submission to obtain regulatory approval;

•	deficiencies in the manufacturing processes or the failure of facilities of CMOs with whom we contract for clinical and commercial supplies to pass a pre-approval inspection; or

•	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good laboratory practice, or GLP, regulations and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We believe that any of our product candidates approved as a biologic product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our investigational medicines to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the Biologics Price Competition and Innovation Act of 2009, or BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biologic products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

We heavily rely on the capabilities and experience of our key executives and scientists and the loss of any of them could affect our ability to develop our products.

Our success will depend in large measure on the ability, expertise, judgment, discretion, integrity and good faith of our key executives and other personnel conducting our business. We have employment agreements with Dr. Skvarka, Dr. Bruns and Dr. Uger, and other key members of our staff. Changes in the leadership team may cause some disruption to our business, and may have an adverse effect on our business, operating results or financial condition.

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

Negative results from clinical trials or studies of others and adverse safety events involving the targets of our product candidates or of competitors in the field of immuno-oncology may have an adverse impact on our future commercialization efforts.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021, announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval, an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We have incurred losses of $10.9 million for the three months ended March 31, 2021, losses of $59.3 million and $38.1 million for the years ended December 31, 2020 and 2019, respectively, and expect to incur an operating loss for the year ending December 31, 2021. We have an accumulated deficit since inception through March 31, 2021 of $260.2 million. We believe that operating losses will continue as we are planning to incur significant costs associated with the clinical development of our product candidates. Our net losses have had and will continue to have an adverse effect on, among other things, our shareholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a drug development company, our operations have consumed substantial amounts of cash since inception. We expect to spend substantial funds to continue the research, development and testing of our product candidates and to prepare to commercialize products subject to approval of the FDA, in the U.S. and similar approvals in other jurisdictions. We will also require significant additional funds if we expand the scope of our current clinical plans or if we were to acquire any new assets and advance their development. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, through collaborations with other biotechnology or pharmaceutical companies or through financings from other sources. We expect that our existing combined cash and cash equivalents and marketable securities as at March 31, 2021 of $275.7 million will enable us to fund our current operating plan requirements for at least the next twelve months. Additional financing will be required to meet our longer term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete clinical trials or pursue and obtain approval of any product candidates from the FDA and other regulatory authorities. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of our corporate goals, the results of scientific and clinical research, the ability to obtain regulatory approvals, the state of the capital markets generally and with particular reference to drug development companies, the status of strategic alliance agreements and other relevant commercial considerations. If adequate funding is not available, we may be required to delay, reduce or eliminate one or more of our product development programs, or obtain funds through corporate partners or others who may require us to relinquish significant rights to product candidates or obtain funds on less favorable terms than we would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, our intangible assets and our ability to continue our clinical development plans may become impaired, and our assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

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

We control two main patent families relating to SIRPα. One family relates to the use of SIRPα to treat cancer. The other family relates to composition of matter for TTI-622 and TTI-621. We have also filed for patent protection covering additional inventions relating to SIRPα, including anti-cancer drug combination therapies that utilize SIRPαFc, and biomarkers that identify SIRPαFc responders. Our success will depend in part upon our ability to protect our intellectual property and proprietary technologies and upon the nature and scope of the intellectual property protection we receive. For example, some of our patent portfolio covers primarily methods of medical use but not compositions of matter. The ability to compete effectively and to achieve partnerships will depend on our ability to develop and maintain proprietary aspects of our technology and to operate without infringing on the proprietary rights of others. The presence of such proprietary rights of others could severely limit our ability to develop and commercialize our products, to conduct our existing research and could require financial resources to defend litigation, which may be in excess of our ability to raise such funds. There is no assurance that our pending patent applications or any that we intend to acquire will be approved in a form that will be sufficient to protect our proprietary technology and gain or keep any competitive advantage that we may have or, once approved, will be upheld in any post-grant proceedings brought by any third parties.

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

We are party to licenses that give us rights to intellectual property that is necessary or useful for a substantial part of our business. Pursuant to our exclusive license agreement with the University Health Network and The Hospital for Sick Children under which we license certain patent rights for our key products and their uses, we are required to use commercially reasonable efforts to commercialize products based on the licensed rights and pay milestone payments, royalties on net sales, and an annual maintenance fee.

We have also entered into agreements allowing us to manufacture TTI-622 and TTI-621 using Catalent's proprietary GPEx® expression system. The consideration includes payments at the time we successfully reach a series of development and sales milestones. We may also enter into licenses in the future to access additional third-party intellectual property.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors' or collaborators' ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the United States Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors' or collaborators' ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.

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

The market prices for securities of biopharmaceutical companies, including ours, have historically been volatile. In the three months ended March 31, 2021, our common shares traded on the Nasdaq at a high of $15.92 and a low of $9.27 per share and on the TSX at a high of CDN $20.21 and a low of CDN $11.79 per share. In the year ended December 31, 2020, our common shares traded on the Nasdaq at a high of $20.96 and a low of $1.05 per share and on the TSX at a high of CDN $27.12 and a low of CDN $1.37 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments, the results of product development and commercialization, changes in government regulations, and developments concerning proprietary rights, litigation and cash flow. Our quarterly losses may vary because of the timing of costs for manufacturing, preclinical studies and clinical trials. Also, the reporting of adverse safety events involving our products and public rumors about such events could cause our share price to decline or experience periods of volatility. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, changes in the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

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

As of March 31, 2021, we had 103,032,563 common shares issued and outstanding, outstanding Series II First Preferred Shares convertible into an additional 6,750,000 common shares, outstanding DSUs convertible into an additional 2,219,226 common shares, outstanding options to purchase 5,239,544 common shares, outstanding warrants to purchase 5,400,000 Series II First Preferred Shares which are convertible in 5,400,000 common shares, and outstanding warrants to purchase 1,505,675 common shares. The issuance of common shares upon exercise of our outstanding options and warrants, or the conversion of our preferred shares or redemption of our DSUs, will cause immediate and substantial dilution to our stockholders.

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

U.S. investors should be aware that we believe we were classified as a passive foreign investment company, or PFIC, during the tax year ended December 31, 2020, and based on current business plans and financial expectations, we believe that we may be a PFIC for the current tax year and may be a PFIC in future tax years. If we are a PFIC for any year during a U.S. shareholder's holding period of our common shares or Series II First Preferred Shares, then such U.S. shareholder generally will be required to treat any gain realized upon a disposition of our common shares or Series II First Preferred Shares, or any so-called "excess distribution" received on our common shares or Series II First Preferred Shares, as ordinary income, and to pay an interest charge on a portion of such gain or distributions, unless the shareholder makes a timely and effective qualified electing fund election, or QEF Election, or a mark-to-market election with respect to our common shares or Series II First Preferred Shares. A U.S. shareholder who makes a QEF Election generally must report on a current basis its share of our net capital gain and ordinary earnings for any year in which we are a PFIC, which may or may not be readily available, whether or not we distribute any amounts to our shareholders. A U.S. shareholder who makes the mark-to-market election generally must include as ordinary income each year the excess of the fair market value of the common shares over the shareholder's adjusted tax basis therein. A mark-to-market election is not expected to be available with respect to our Series II First Preferred Shares. Each U.S. shareholder should consult its own tax advisors regarding the PFIC rules and the U.S. federal income tax consequences of the acquisition, ownership and disposition of our common shares or Series II First Preferred Shares.

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

We are a corporation existing under the laws of the Business Corporations Act (British Columbia), or BCBCA. Some of our officers, directors, and experts are Canadian or non-U.S. residents, and many of our assets or the assets of our officers and directors are located outside the United States. We have appointed an agent for service of process in the United States, but it may be difficult for holders of our common shares who reside in the United States to effect service within the United States upon those directors, officers, and experts who are not residents of the United States. It may also be difficult for holders of our common shares who reside in the United States to realize in the United States upon judgments of courts of the United States predicated upon our civil liability and the civil liability of our officers and directors under the United States federal securities laws. Investors should not assume that Canadian courts (i) would enforce judgments of United States courts obtained in actions against us or such directors, officers or experts predicated upon the civil liability provisions of the United States federal securities laws or the securities or "blue sky" laws of any state or jurisdiction of the United States or (ii) would enforce, in original actions, liabilities against us or such directors, officers or experts predicated upon the United States federal securities laws or any securities or "blue sky" laws of any state or jurisdiction of the United States. In addition, the protections afforded by Canadian securities laws may not be available to investors in the United States.

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

•	The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. We continue to evaluate what effect, if any, these rules will have on our business.

•	The federal civil and criminal false claims laws, including the civil FCA prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

•	The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.

•	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their business associates relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

•	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.

•	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.

•	Analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, effective as of December 18, 2019 (incorporated by reference to Exhibit 99.1 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 21, 2020)
3.2	Notice of Articles, effective as of December 18, 2019 (incorporated by reference to Exhibit 3.2 to the Form 10-K of Trillium Therapeutics Inc., filed on March 18, 2021)
3.3	Certificate of Continuation, effective as of December 18, 2019 (incorporated by reference to Exhibit 3.3 to the Form 10-K of Trillium Therapeutics Inc., filed on March 18, 2021)
4.1	Rights Agreement between Trillium Therapeutics Inc. and Computershare Investor Services Inc. dated September 16, 2013 and amended on June 3, 2014, including the form of rights certificate (incorporated by reference to Exhibit 2.1 to the registrant’s registration statement on Form 20-F filed with the SEC on August 12, 2014)
4.2	Form of Subscription Agreement between Stem Cell Therapeutics Corp. and U.S. purchasers who acquired common share units and preferred share units in December 2013 (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form F-1/A filed with the SEC on March 31, 2015)
10.1*	Employment Agreement between Trillium Therapeutics Inc. and Benjamin Looker effective April 26, 2021
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101INS*	XBRL Instance Document
101SCH*	XBRL Taxonomy Extension Schema Document
101CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith
**	The certification furnished in Exhibit 32.1 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRILLIUM THERAPEUTICS INC.

Date: May 7, 2021	By:	/s/ Jan Skvarka
Jan Skvarka President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2021	By:	/s/ James Parsons
James Parsons Chief Financial Officer (Principal Financial and Accounting Officer)

