Form 10-Q
period 2021-06-30
Trillium Therapeutics Inc.
filed 2021-08-13
CIK 1616212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ TO _

COMMISSION FILE NUMBER 001-36596

TRILLIUM THERAPEUTICS INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	Not Applicable

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Trillium Therapeutics USA Inc. 100 CambridgePark Drive, Suite 510 Cambridge, Massachusetts, USA (Address of principal executive offices)	02140 (Zip Code)

(416) 595-0627

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Shares, no par value per share	TRIL	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of August 10, 2021, there were 104,814,674 common shares of the registrant outstanding.

TRILLIUM THERAPEUTICS INC.

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Any forward-looking statements in this Quarterly Report reflect our current views with respect to future events and with respect to our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those described under Part II Item 1A, Risk Factors and elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part I, Item IA, Risk Factors. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	June 30,	December 31,
	2021	2020
	$	$

ASSETS
Current
Cash and cash equivalents	169,839	247,600
Marketable securities	94,698	43,565
Amounts receivable	1,409	947
Prepaid expenses	5,332	6,417
Total current assets	271,278	298,529
Property and equipment, net	1,011	778
Intangible assets	783	783
Operating lease right-of-use assets	612	732
Total non-current assets	2,406	2,293
Total assets	273,684	300,822
LIABILITIES
Current
Accounts payable	1,677	7,891
Accrued expenses	9,453	9,323
Current portion of operating lease liability	299	274
Stock option liability	2,261	3,930
Total current liabilities	13,690	21,418
Operating lease liabilities, net of current portion	428	557
Total liabilities	14,118	21,975
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Series I preferred shares, without par value: unlimited shares authorized; no shares issued or outstanding at June 30, 2021 and December 31, 2020	—	—
Series II preferred shares, without par value: unlimited shares authorized; 6,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	15,698	15,698
Common shares, without par value: unlimited shares authorized; 104,767,862 and 102,925,799 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	489,863	476,561
Additional paid-in capital	40,405	43,565
Accumulated other comprehensive loss	(7,764)	(7,602)
Accumulated deficit	(278,636)	(249,375)
Total stockholders’ equity	259,566	278,847
Total liabilities and stockholders’ equity	273,684	300,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(amounts in thousands, except share and per share data)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

	$	$	$	$

REVENUE	10	115	10	115
OPERATING EXPENSES
Research and development	13,999	7,174	19,923	12,162
General and administrative	4,677	16,697	10,067	28,372
Total operating expenses	18,676	23,871	29,990	40,534
Operating loss	(18,666)	(23,756)	(29,980)	(40,419)
Other income (expense)
Interest income, net	352	441	881	853
Net foreign currency gain (loss)	13	125	(22)	101
Total other income, net	365	566	859	954
Net loss before income taxes	(18,301)	(23,190)	(29,121)	(39,465)
Income tax expense	98	28	140	51
Net loss	(18,399)	(23,218)	(29,261)	(39,516)
Other comprehensive loss
Unrealized loss on available-for-sale securities	(162)	—	(162)	—
Total other comprehensive loss	(162)	—	(162)	—
Comprehensive loss	(18,561)	(23,218)	(29,423)	(39,516)
Net loss per share, basic and diluted	(0.18)	(0.28)	(0.28)	(0.53)
Weighted average number of common shares used in computing net loss per share, basic and diluted	103,782,222	83,752,156	103,395,342	74,637,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(amounts in thousands, except share data)

			Series II preferred		Additional	Accumulated other
	Common shares		shares		paid-in capital	comprehensive loss	Deficit	Total
	#	$	#	$	$	$	$	$
Balance at December 31, 2020	102,925,799	476,561	6,750,000	15,698	43,565	(7,602)	(249,375)	278,847
Exercise of options	96,764	2,389	—	—	(238)	—	—	2,151
Exercise of warrants	10,000	17	—	—	(7)	—	—	10
Stock-based compensation	—	—	—	—	2,839	—	—	2,839
Net loss	—	—	—	—	—	—	(10,862)	(10,862)
Balance at March 31, 2021	103,032,563	478,967	6,750,000	15,698	46,159	(7,602)	(260,237)	272,985
Shares issued upon redemption of deferred share units ("DSUs")	999,489	8,114	—	—	(8,114)	—	—	—
Exercise of options	296,137	2,047	—	—	35	—	—	2,082
Exercise of warrants	439,673	735	—	—	(313)	—	—	422
Stock-based compensation	—	—	—	—	2,638	—	—	2,638
Unrealized loss on available-for-sale securities	—	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	—	(18,399)	(18,399)
Balance at June 30, 2021	104,767,862	489,863	6,750,000	15,698	40,405	(7,764)	(278,636)	259,566

								Accumulated
							Additional	other
			Series I preferred		Series II preferred		paid-in	comprehensive
	Common shares		shares		shares		capital	loss	Deficit	Total
	#	$	#	$	#	$	$	$	$	$
Balance at December 31, 2019	28,938,831	149,393	17,171,541	2,348	8,868,403	21,485	23,072	(7,602)	(190,029)	(1,333)
Issuance of preferred and common shares, net of issue costs	41,279,090	106,515	—	—	1,250,000	3,225	—	—	—	109,740
Reclassification of warrants from liability to equity	—	—	—	—	—	—	13,370	—	—	13,370
Reclassification of stock options from equity to liability	—	—	—	—	—	—	(225)	—	—	(225)
Exercise of options	340,000	1,859	—	—	—	—	(781)	—	—	1,078
Exercise of warrants	7,684,717	12,858	—	—	1,750,000	2,928	(6,727)	—	—	9,059
Conversion of preferred shares into common shares	4,440,787	11,387	(17,171,541)	(2,348)	(3,868,403)	(9,039)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	252	—	—	252
Net loss	—	—	—	—	—	—	—	—	(16,298)	(16,298)
Balance at March 31, 2020	82,683,425	282,012	—	—	8,000,000	18,599	28,961	(7,602)	(206,327)	115,643
Change from cash to equity settlement of DSUs	—	—	—	—	—	—	24,948	—	—	24,948
Exercise of options	4,947	26	—	—	—	—	(9)	—	—	17
Exercise of warrants	1,892,099	3,166	—	—	—	—	(1,350)	—	—	1,816
Stock-based compensation	—	—	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	—	—	(23,218)	(23,218)
Balance at June 30, 2020	84,580,471	285,204	—	—	8,000,000	18,599	52,768	(7,602)	(229,545)	119,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
	$	$
Cash flows from operating activities
Net loss	(29,261)	(39,516)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	5,949	27,977
Depreciation of property and equipment	94	296
Unrealized foreign exchange loss (gain)	104	(72)
Changes in operating assets and liabilities
Amounts receivable	(462)	(571)
Prepaid expenses	1,085	(1,413)
Operating lease right of use asset	120	104
Accounts payable	(6,214)	(533)
Accrued expenses	130	243
Operating lease liability	(104)	(127)
Net cash used in operating activities	(28,559)	(13,612)
Cash flows from investing activities
Maturities of held-to-maturity securities	39,483	15,000
Purchases of held-to-maturity securities	—	(64,883)
Purchases of available-for-sale securities	(90,780)	—
Purchases of property and equipment	(327)	—
Net cash used in investing activities	(51,624)	(49,883)
Cash flows from financing activities
Exercise of stock options	2,094	1,095
Exercise of warrants	432	10,875
Issuance of preferred and common shares, net of issuance costs	—	109,740
Net cash provided by financing activities	2,526	121,710
Impact of foreign exchange rate on cash and cash equivalents	(104)	70
Net increase (decrease) in cash and cash equivalents	(77,761)	58,285
Cash and cash equivalents, beginning of period	247,600	14,584
Cash and cash equivalents, end of period	169,839	72,869

Supplemental cash flow disclosures
Cash paid for operating lease payments	156	181
Cash paid for income taxes	145	—
Reclassification of warrants from liability to equity	—	13,370
Reclassification of stock options from equity to liability	—	225
Fair value transfer of stock option liability to equity upon stock option exercise	2,139	—
Reclassification of DSUs from liability to equity	—	24,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.   Description of the business

Trillium Therapeutics Inc. (the “Company” or “Trillium”) is a clinical-stage immuno-oncology company developing innovative therapies for the treatment of cancer. The Company’s two clinical programs, TTI-622 and TTI-621, target CD47, a “don’t eat me” signal that cancer cells frequently use to evade the immune system. The Company is a corporation existing under the laws of the Province of British Columbia.

Since inception, the Company has been primarily involved in research and development activities and has incurred significant net losses. As of June 30, 2021, the Company had an accumulated deficit of $278.6 million. The Company anticipates that it will continue to incur significant expenses and operating losses for the foreseeable future as it continues to develop its product candidates. As a result, the Company will require substantial additional capital to fund its continued operations and pursue its growth strategy. The Company has not generated any product revenues and has financed its operations primarily through public offerings of its equity securities. There can be no assurance that the Company will be able to raise additional funds or enter into such other agreements on favorable terms, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

As of June 30, 2021, the Company had cash and cash equivalents and marketable securities of $264.5 million. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its expected operating requirements for at least the next 12 months.

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

2.  Summary of significant accounting policies

(a) Basis of presentation and consolidation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim reporting and as required by Regulation S-X, Rule 8-03. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, refer to the audited consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations for the periods presented.

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

(b) Use of estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, reported amounts of revenue and expenses during the reporting periods, and related disclosures in the accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued clinical and contract research organization costs, and stock-based compensation expense, including the valuation of the stock option liability. The Company reviews its estimates and underlying assumptions on an ongoing basis. Revisions are recognized in the period in which the estimates are revised and may impact future periods. Actual results could differ materially from these estimates and assumptions.

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

3.  Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

		Quoted prices in	Significant other	Significant
		active markets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
June 30, 2021
Available-for-sale securities
Corporate debt securities	90,618	—	90,618	—
Total assets	90,618	—	90,618	—
Liabilities
Stock option liability	2,261	—	—	2,261
Total liabilities	2,261	—	—	2,261
December 31, 2020
Stock option liability	3,930	—	—	3,930
Total liabilities	3,930	—	—	3,930

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

Available-for-sale securities include corporate debt securities, which are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The Company’s stock option liability is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The change in fair value of the stock option liability for the six months ended June 30, 2021 was as follows (in thousands):

2021
$
Beginning balance, December 31, 2020	3,930
Change in fair value of stock option liability	470
Exercise of stock options	(2,139)
Ending balance	2,261

The change in fair value of the stock option liability is recorded as stock-based compensation expense in the statements of operations and comprehensive loss.

The equity-settled stock option liability was determined based on the fair value of the liability at the reporting date using the Black-Scholes model with the following weighted average assumptions:

	June 30, 2021
Expected option life	4.2	years
Risk-free interest rate	0.8%
Dividend yield	—%
Expected volatility	112%

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

4.  Marketable securities

Marketable securities are primarily debt securities that are classified as available-for-sale or held-to-maturity. If the Company has both the positive intent and the ability to hold the securities until maturity, the securities are classified as held-to-maturity. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Available-for-sale securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss) in stockholders’ equity, until realized. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities.

(a) Available-for-sale investments

As of December 31, 2020, there were no marketable securities classified as available-for-sale. As of June 30, 2021, marketable securities classified as available-for-sale consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	$	$	$	$
June 30, 2021
Corporate debt securities
Due in one year or less	18,503	—	9	18,494
Due after one year through three years	72,277	—	153	72,124
Total	90,780	—	162	90,618

(b) Held-to-maturity investments

The Company’s marketable securities included $4.1 million and $43.6 million of investments classified as held-to-maturity as of June 30, 2021 and December 31, 2020, respectively. Marketable securities classified as held-to-maturity are comprised of guaranteed investment certificates and corporate bonds. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the recovery of their amortized cost basis. Furthermore, the Company does not believe that these securities create an exposure to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other than temporarily impaired.

All of the Company’s held to maturity investments as at June 30, 2021 and December 31, 2020 have a remaining maturity due in one year or less. The marketable securities are short-term in nature, with maturity dates of less than one year, and have carrying values that approximates fair value.

5.  Leases

The Company has an operating lease (the “2015 Lease”), to lease 22,003 square feet of a Mississauga, Ontario facility. The term of the 2015 Lease commenced on November 1, 2015. The 2015 Lease has an initial term of 10 years from the commencement date, and the Company has an option to extend the initial term for two further terms of five years each. The Company had the option to terminate the lease agreement any time after five years (i.e. after October 31, 2020) with a minimum of nine months prior written notice. If the Company terminates the lease agreement between the 61st to the 84th month, the Company is obligated to pay the unamortized balance of tenant improvement allowance based on a rate of 8%, plus four months minimum rent and additional rent. Upon early termination after the 84th month, the Company is obligated to pay the unamortized balance of tenant improvement allowance based on a rate of 8%, plus two months minimum rent and additional rent. As part of the determination of its right-of-use assets, the Company assumed that it would terminate this lease at the end of the 84th month. The landlord agreed to pay the Company a lease inducement for the 2015 Lease of $0.2 million to reimburse the Company for leasehold improvements being made to the leased premises and the acquisition of certain equipment.

On April 1, 2019, the Company entered into an operating lease (the “2019 Lease”) to lease approximately 3,200 square feet of office space located in Cambridge, Massachusetts. The 2019 Lease has an initial term of five years from the commencement date with no option to extend the initial term. The annual base rent increases on an annual basis from the 13th month to approximately $0.2 million for the fifth year of the lease. The landlord agreed to pay the Company a lease inducement of $0.1 million to reimburse the Company for leasehold improvements being made to the leased premises.

Future minimum lease payments under non-cancellable lease agreements as of June 30, 2021 were as follows (in thousands):

June 30, 2021
$
2021	190
2022	455
2023	184
2024 and beyond	46
Total minimum lease payments	875
Less: Imputed interest	(148)
Present value of lease liabilities	727

Lease expense is recognized on a straight-line basis over the term of the leases, and accordingly, the Company records the difference between cash rent payments and the recognition of lease expense against the operating lease right-of-use asset. For the three and six months ended June 30, 2021 and 2020, variable lease payments relating to the Company’s operating leases were $42 thousand, $65 thousand, $39 thousand and $76 thousand, respectively. Lease expenses during the three and six months ended June 30, 2021 and 2020 were $0.1 million, $0.2 million, $0.1 million and $0.2 million, respectively. As of June 30, 2021, the weighted average remaining lease term was 2.1 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15%.

6.  Accrued expenses

The Company’s accrued expenses consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
	$	$
Accrued employee compensation	910	1,507
Accrued clinical and contract research organization costs	7,253	5,978
Other accrued expenses	1,174	1,802
Amounts due to related parties	116	36
Total	9,453	9,323

7.  Stockholder’s equity

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

Holders may not convert Series II First Preferred Shares into common shares if, after giving effect to the exercise of conversion, the holder would have beneficial ownership or direction or control over common shares in excess of 4.99% of the then outstanding common shares. This limit may be raised at the option of the holder on 61 days’ prior written notice: (i) up to 9.99%, (ii) up to 19.99%, subject to clearance of a personal information form submitted by the holder to the Toronto Stock Exchange, and (iii) above 19.99%, subject to approval by the Toronto Stock Exchange and stockholder approval.

8.  Net loss per share

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

The following common share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	June 30, 2021	June 30, 2020

Series II First Preferred Shares	6,750,000	8,000,000
Common warrants	1,066,002	2,023,184
Preferred warrants	5,400,000	5,400,000
Stock options	5,420,939	4,941,914
Deferred share units (equity-settled)	1,219,735	3,073,295
	19,856,676	23,438,393

9. Stock-based compensation

(a) Stock option plans

2020 Omnibus Plan

The 2020 Omnibus Equity Incentive Plan (“Omnibus Plan”) was adopted by the Board of Directors on May 6, 2020 and approved by the stockholders at the annual general and special meeting of shareholders held on June 30, 2020. Under the Omnibus Plan, the Company may grant non-statutory and incentive stock options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, deferred share units and dividend equivalent rights. The maximum number of common shares issuable under the Omnibus Plan is 13,400,000 common shares. The Omnibus Plan replaces the Company's 2018 Stock Option Plan, the 2016 Cash-Settled DSU Plan and the 2019 Inducement Stock Option Plan (the “Predecessor Plans”) as of July 1, 2020. As of June 30, 2021, the Company was entitled to issue an additional 7,491,489 common shares under the Omnibus Plan.

2019 Inducement Stock Option Plan

Stock options of the Corporation that were granted and are outstanding under the 2019 Inducement Stock Option Plan (“2019 Inducement Plan”) will remain subject to the terms and conditions of the 2019 Inducement Plan; however, no new stock options of the Corporation will be granted under the 2019 Inducement Plan. As of June 30, 2021 there were 1,162,500 stock options outstanding under the 2019 Inducement Plan.

For the three and six months ended June 30, 2021, 87,500 and  112,500 stock options with a weighted average exercise price of $0.41 and $0.41 per share, respectively, were exercised.

2018 Stock Option Plan

Stock options that were granted and are outstanding under the 2018 Stock Option Plan (“2018 Plan”) will remain subject to the terms and conditions of the 2018 Plan; however, no new stock options of the Corporation will be granted under the 2018 Plan. As of June 30, 2021, there were 1,141,525 stock options outstanding under the 2018 Plan.

For the three and six months ended June 30, 2021, 208,637 and 280,401 stock options with a weighted average exercise price of $1.91 and $2.55 per share, respectively, were exercised.

Stock-based compensation expense

Total stock-based compensation expense recorded related to stock options granted to employees and non-employees for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	$	$	$	$
Research and development	405	1,571	421	2,435
General and administrative	2,520	2,197	5,528	3,118
Total stock-based compensation expense	2,925	3,768	5,949	5,553

Stock-based compensation expense for employees related to stock options accounted for as equity for the three and six months ended June 30, 2021 were $2.4 million and $5.0 million, respectively. Stock-based compensation expense for employees related to stock options accounted for as equity for the three and six months ended June 30, 2020 were $0.2 million and $0.5 million, respectively. Stock-based compensation expense for employees related to stock options accounted for as liability awards for the three and six months ended June 30, 2021 were $0.3 million and $0.5 million, respectively. Stock-based compensation expense for employees related to stock options accounted for as liability awards for the three and six months ended June 30, 2020 were $3.6 million and $5.1 million, respectively.

Stock-based compensation expense for non-employees for the three and six months ended June 30, 2021 were $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2020, there were no stock-based compensation expense for non-employees.

As of June 30, 2021, there was $37.2 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.6 years.

Stock option activity during the six months ended June 30, 2021 was as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	life	value (in
	options	price	(in years)	thousands)
Outstanding at December 31, 2020	5,326,708	$7.30	9.1	39,670
Granted	522,300	$9.94
Exercised	(392,901)	$1.94
Forfeited	(35,168)	$9.72
Outstanding at June 30, 2021	5,420,939	$7.93	8.7	18,316
Exercisable at June 30, 2021	856,732	$8.07	7.3	2,854

The fair value of stock options granted in the period are determined using the Black-Scholes model with the following weighted average assumptions:

	June 30, 2021
Expected option life	6.0	years
Risk-free interest rate	1.1%
Dividend yield	—%
Expected volatility	109%

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

For the three and six months ended June 30, 2021 and 2020, there were no DSUs issued. For the three and six months ended June 30, 2021 and 2020, the DSU expense, comprised of directors' fees paid and the revaluation of the DSU liability, were $0, $0, $13.0 and $22.4 million, respectively. The number of DSUs outstanding as at June 30, 2021 and 2020 was 1,219,735 and 3,073,295, respectively. During the three and six months ended June 30, 2021 and 2020, 999,489 and 0 DSUs were redeemed.

10. Commitments and contingencies

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

The Company enters into research, development and license agreements in the ordinary course of business where the Company receives research services and rights to proprietary technologies. Milestone and royalty payments that may become due under various agreements are dependent on, among other factors, clinical trials, regulatory approvals and ultimately the successful development of a new drug, the outcome and timing of which are uncertain. Under the license agreement for SIRPαFc, the Company has a future contingent milestone payable of $0.2 million on the first patient dosed in a Phase 3 trial, regulatory milestones on their first achievement totalling $4.0 million, and royalties on commercial sales.

The Company has two agreements with Catalent Pharma Solutions pursuant to which the Company acquired the right to use a proprietary expression system for the manufacture of two SIRPαFc constructs. Consideration for each license includes potential pre-marketing approval milestones of up to $0.9 million and aggregate sales milestone payments of up to $28.8 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

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

Our Product Candidates (SIRPαFc)

Our Pipeline

We have two SIRPαFc fusion proteins, TTI-622 and TTI-621, in clinical development. TTI-622 consists of the CD47-binding domain of human SIRPα linked to the Fc region of IgG4. It is designed to enhance macrophage-mediated phagocytosis and anti-tumor activity by blocking the CD47 “don’t eat me” signal and generating a moderate activating “eat” signal via the IgG4 Fc. TTI-621 consists of the same CD47-binding domain as TTI-622 but linked to the Fc region of IgG1, which generates a stronger “eat” signal than IgG4. It is anticipated that the distinct “eat” signals will result in different tolerability profiles, thus achieving different levels of drug exposure and CD47 blockade in patients. Specifically, TTI-622 is expected to achieve a high level of CD47 blockade and deliver a moderate “eat” signal, whereas TTI-621 is expected to achieve a lower level of CD47 blockade but deliver a strong “eat” signal. Both agents have been well tolerated and have demonstrated monotherapy activity in patients with B- and T-cell lymphomas

Clinical Updates - Phase 1b/2 Programs

On April 28, 2021, we announced the planned initiation of Phase 1b/2 programs with both TTI-622 and TTI-621. We expect that these programs will initially cover seven indications (four hematological cancers, three solid tumors), and study TTI-622 and TTI-621 primarily in combination with other anti-cancer agents.

Specifically, we expect to evaluate TTI-622 in the following settings and combination regimens:

●	Relapsed or refractory multiple myeloma, in a combination with carfilzomib + dexamethasone;
●	First line p53 mutant acute myeloid leukemia, or AML, in a combination with azacitidine;
●	First line elderly or unfit p53 wild type AML patients, in a combination with azacitidine and venetoclax;
●	Relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, in a combination with anti-PD-1, in an investigator-sponsored trial at Mayo Clinic;
●	Platinum-resistant ovarian cancer, in a combination with chemotherapy; and
●	A second solid tumor combination study to be announced later in 2021.

We plan to initiate these studies with 8 mg/kg weekly dosing, or potentially less frequent dosing regimens at higher doses.

On April 28, 2021, we announced that the Phase 1b/2 program for TTI-622 had been initiated with the dosing of a first multiple myeloma patient with TTI-622 in combination with carfilzomib + dexamethasone. Both AML cohorts are open for enrollment.

On July 6, 2021, we announced the dosing of the first patient in a Phase 1b/2 study of TTI-622 in combination with azacitidine and venetoclax in TP53-wild type acute myeloid leukemia.

On August 9, 2021, we announced the dosing of the first patient in a Phase 1b/2 study of TTI-622 in combination with azacitidine in TP53-mutated acute myeloid leukemia.

We expect to evaluate TTI-621 in the following settings and combination regimens:

●	Second line peripheral T-cell lymphoma, or PTCL, as a monotherapy;
●	Relapsed or refractory DLBCL, in a combination with anti-PD-1, in an investigator-sponsored trial at Mayo Clinic; and
●	First line leiomyosarcoma, a subtype of soft tissue sarcoma, in a combination with doxorubicin.

Initial Phase 1b/2 studies are planned to be initiated at two dose levels (0.2 mg/kg and up to 2.0 mg/kg weekly). Different levels may be chosen based on overlapping toxicities with combination agents.

In addition, bi-weekly, or Q2W, and every three weeks, or Q3W, dosing schedules will be evaluated for each molecule in the ongoing monotherapy dose escalation studies.

On June 29, 2021, we announced the dosing of the first patient in a Phase 1b/2 study of TTI-621 in combination with doxorubicin in leiomyosarcoma.

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

We have incurred net losses since inception. Our net loss was $29.3 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $278.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	advance product candidates TTI-622 and TTI-621 into multiple Phase 1b/2 trials;
●	manufacture our product candidates in sufficient quantities to supply these expanded trials;
●	seek applicable regulatory approvals for our product candidates; and
●	add personnel to support our product development efforts.

We expect to expand our staffing in 2021, primarily in chemistry, manufacturing and controls, or CMC, and clinical operations as we intend to initiate multiple Phase 1b/2 combination studies. We will also undertake research, manufacturing and regulatory activities to support the TTI-622 and TTI-621 clinical programs.

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

As a result, we will need substantial additional funding to support our continued operations. To date, we have principally raised capital through registered direct offerings and underwritten public offerings of our common and preferred stock and the exercise of warrants and stock options. As of June 30, 2021, we had approximately $264.5 million in cash and cash equivalents and marketable securities.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for the development of our TTI-622 and TTI-621 product candidates, which include:

●	expenses incurred under agreements with third-party contract organizations and investigative clinical trial sites that conduct research and development activities on our behalf;
●	costs related to production of clinical materials, including fees paid to contract manufacturers;
●	laboratory and vendor expenses related to the execution of clinical trials;
●	employee-related expenses, which include salaries, benefits and stock-based compensation;
●	costs associated with our regulatory and quality control operations; and
●	facilities, depreciation, and other expenses, which include lease expenses and expenses for the maintenance of facilities, information technology, insurance, and other supplies in support of research and development activities.

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

We anticipate general and administrative expenses will increase as our research and development advances or expands. These increases will likely relate to additional personnel and increased costs related to finance, legal and intellectual property-related matters along with increased expenses related to operating as a publicly traded company and a U.S. domestic issuer, such as fees related to audit, legal, and tax services; and corporate development, regulatory compliance programs, insurance, investor relations, and other related expenses.

Interest income, net

Interest income consists of interest generated on our cash and cash equivalents and marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change

	(in thousands)
Revenue	$10	$115	$(105)
Operating expenses
Research and development	$13,999	$7,174	$6,825
General and administrative	4,677	16,697	(12,020)
Total operating expenses	18,676	23,871	(5,195)
Operating loss	(18,666)	(23,756)	5,090
Interest income, net	352	441	(89)
Net foreign currency gain	13	125	(112)
Total other income, net	365	566	(201)
Net loss before income taxes	(18,301)	(23,190)	4,889
Income tax expense	98	28	70
Net loss	(18,399)	(23,218)	4,819

Research and Development Expenses

Research and development expenses increased by $6.8 million from $7.2 million for the three months ended June 30, 2020 to $14.0 million for the three months ended June 30, 2021. The following table summarizes our research and development expenses, for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020	Change

	(in thousands)
Program-specific costs
SIRPαFc (TTI-622 and TTI-621)	$10,935	3,765	$7,170
Non program-specific costs
Employee and contractor related expenses	2,116	1,456	660
Stock-based compensation expenses	405	1,571	(1,166)
Facility, amortization, technology, and other expenses	543	382	161
Total research and development expenses	13,999	7,174	6,825

In the second quarter of 2021, all of our resources were focused on the development of TTI-622 and TTI-621, including clinical development, research, manufacturing and regulatory activities, and for working capital and general corporate purposes. The increase in research and development expenses for the three months ended June 30, 2021 was primarily attributable to the following:

●	$7.2 million of increased SIRPαFc program expense, mainly due to an increase in manufacturing activity to support our expanded clinical operations, increased clinical trial costs on the initiation of new trials during the current period and higher patient enrollment in the TTI-622-01 trial, and an increase in lab reagent costs to support increased translational research activity;
●	$0.7 million of increased employee salary and benefits expenses and recruiting costs, due to a higher employee headcount in support of our expanded manufacturing and clinical trial activity; and

●	These increased costs were partially offset by $1.2 million of decreased stock-based compensation expense, mainly due a decrease in the fair value of stock option liabilities.

General and Administrative Expenses

General and administrative expenses decreased by $12.0 million from $16.7 million for the three months ended June 30, 2020 to $4.7 million for the three months ended June 30, 2021. The decrease in general and administrative expenses was primarily attributable to the following:

●	$13.2 million of decreased costs mainly due to a revaluation expense of $12.8 million in the prior period related to the cash-settled deferred share unit, or DSU, liability prior to reclassification to equity on June 30, 2020.

The decrease in expenses was partially offset by:

●	A net increase of $0.6 million in stock-based compensation expense mainly relating to higher weighted average fair values of stock options issued and outstanding, offset by a decrease in the fair value of stock option liabilities; and
●	$0.3 million of increased director and officer insurance premiums, and $0.3 million increase in salaries and benefits.

Other Income, Net

Net interest income, consisting of interest earned on cash and cash equivalents and marketable securities less fees and expenses related to amortization of bond premiums and/or discounts, were comparable for the three months ended June 30, 2021 and the three months ended June 30, 2020.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change

	(in thousands)
Revenue	$10	$115	$(105)
Operating expenses
Research and development	$19,923	$12,162	$7,761
General and administrative	10,067	28,372	(18,305)
Total operating expenses	29,990	40,534	(10,544)
Operating loss	(29,980)	(40,419)	10,439
Interest income, net	881	853	28
Net foreign currency gain (loss)	(22)	101	(123)
Total other income, net	859	954	(95)
Net loss before income taxes	(29,121)	(39,465)	10,344
Income tax expense	140	51	89
Net loss	(29,261)	(39,516)	10,255

Research and Development Expenses

Research and development expenses increased by $7.7 million from $12.2 million for the six months ended June 30, 2020 to $19.9 million for the six months ended June 30, 2021. The following table summarizes our research and development expenses for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020	Change

	(in thousands)
Program-specific costs
SIRPαFc (TTI-622 and TTI-621)	$14,482	6,177	$8,305
Non program-specific costs
Employee and contractor related expenses	4,169	2,757	1,412
Stock-based compensation expenses	421	2,435	(2,014)
Facility, amortization, technology, and other expenses	851	793	58
Total research and development expenses	19,923	12,162	7,761

In the first half of 2021, all of our resources were focused on the development of TTI-622 and TTI-621, including clinical development, research, manufacturing and regulatory activities. The increase in research and development expenses for the six months ended June 30, 2021 was primarily attributable to the following:

●	$8.3 million of increased SIRPαFc program expense, mainly due to an increase in manufacturing activity to support our expanded clinical operations, increased lab reagent costs to support higher translational research activity for clinical trials, and a net increase in clinical trial costs due to the initiation of new trials during the current period and higher patient enrollment in the TTI-622-01 trial;
●	$1.1 million of increased employee salary and benefits expenses and recruiting costs, due to a higher employee headcount in support of our expanded manufacturing and clinical trial activity;
●	$0.3 million of increased advisory and consultant expenses, corresponding to and in support of our increased manufacturing and clinical trial activity; and
●	These increased costs were partially offset by a net decrease of $2.0 million in stock-based compensation expense, mainly due a decrease in the fair value of stock option liabilities which was partially offset by the higher weighted average fair values of stock options.

General and Administrative Expenses

General and administrative expenses decreased by $18.3 million from $28.4 million for the six months ended June 30, 2020 to $10.1 million for the six months ended June 30, 2021. The decrease in general and administrative expenses was primarily attributable to the following:

●	$22.0 million of decreased costs, mainly due to a revaluation expense of $22.4 million in the prior period related to the cash-settled deferred share unit, or DSU, liability prior to reclassification to equity on June 30, 2020; this was partially offset by increased recruiting expenses and increased professional fees related to our change from foreign private issuer to domestic issuer status; and
●	The net decrease in expenses was partially offset by $2.4 million of increased stock-based compensation expense, mainly relating to higher weighted average fair values of stock options issued and partially offset by a decrease in the fair value of stock option liabilities; $0.7 million of increased director and officer insurance premiums, $0.4 million of increased employee salary and benefits expenses, and $0.3 million of increased investor relations and exchange filing fees.

Other Income, Net

Net interest income, consisting of interest earned on cash and cash equivalents and marketable securities less fees and expenses related to amortization of bond premiums and/or discounts, was comparable for the six months ended June 30, 2021 and the six months ended June 30, 2020.

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

We expect that our existing combined cash and cash equivalents and marketable securities will enable us to fund our expected operating requirements for at least the next 12 months. The process of drug development can be costly and the timing and outcomes of clinical trials is uncertain. The assumptions upon which we have based our estimates are routinely evaluated and may be subject to change. The actual amount of our expenditures will vary depending upon a number of factors including but not limited to the design, timing and duration of future clinical trials, the progress of our research and development programs, the infrastructure to support a clinical stage organization, and the level of financial resources available.

We have funded our operations principally through registered direct offerings and underwritten public offerings of our common and preferred stock, and the exercise of warrants and stock options. During the six months ended June 30, 2021, we received gross proceeds of $2.5 million on the exercise of warrants and stock options.

On March 18, 2021, we filed an automatic shelf registration statement on Form S-3ASR (File No. 333-254443) with the SEC that provides that we may sell from time to time our common shares, first preferred shares, subscription receipts, warrants and units separately or together, in amounts, at prices and on terms to be determined based on market conditions at the time of sale and set forth in one or more prospectus supplements. We have not sold any securities pursuant to such registration statement but may do so in the future.

Cash flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended June 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(28,559)	$(13,612)
Cash used in investing activities	(51,624)	(49,883)
Cash provided by financing activities	2,526	121,710
Impact of foreign exchange rate on cash and cash equivalents	(104)	70
Net increase (decrease) in cash and cash equivalents	(77,761)	58,285

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support our business. We have historically experienced negative cash flows from operating activities as we develop our SIRPαFc programs.

Net cash used in operating activities was $28.6 million during the six months ended June 30, 2021 compared to $13.6 million during the six months ended June 30, 2020. The $15.0 million increase in cash used in operating activities for the six months ended June 30, 2021 was primarily due to higher research and development costs, and decreased accounts payable balances in the current period.

Net cash used in operating activities for the six months ended June 30, 2021 consisted of a net loss of $29.3 million less non-cash adjustments of $6.1 million offset by changes in operating assets and liabilities of $5.4 million. Non-cash items primarily included stock-based compensation of $5.9 million. The net change in operating assets and liabilities was primarily due to a decrease in accounts payable of $6.2 million and an increase in amounts receivable of $0.5 million, offset by a decrease in prepaid expenses of $1.1 million related to reservation fees previously paid for contract manufacturing that were expensed in the current period.

Net cash used in operating activities during the six months ended June 30, 2020 consisted of a net loss of $39.5 million less non-cash adjustments of $28.2 million offset by changes in operating assets and liabilities of $2.3 million. Non-cash items primarily included stock-based compensation of $28.0 million. The net change in operating assets and liabilities was primarily due to an increase in prepaid expenses of $1.4 million, an increase in accounts receivable of $0.6 million, and a decrease in accounts payable of $0.5 million.

Cash flows from investing activities

Our primary investing activities consist of purchases and maturities of marketable securities, and purchases of property and equipment.

Net cash used in investing activities for the six months ended June 30, 2021 was $51.6 million, compared to net cash used in investing activities of $49.9 million for the six months ended June 30, 2020. Cash used in investing activities increased by $1.7 million primarily due to increased net purchases of securities of $51.3 million for the six months ended June 30, 2021 as compared to $49.9 million during the six months ended June 30, 2020. Proceeds received from maturities of securities were either reinvested or used to fund operations.

Cash flows from financing activities

We generated net cash from financing activities of $2.5 million during the six months ended June 30, 2021, primarily related to proceeds from the exercise of stock options and warrants.

We generated net cash from financing activities of $121.7 million during the six months ended June 30, 2020, primarily from net proceeds from our January 2020 common stock and preferred stock offerings of $109.7 million, proceeds from the exercise of warrants of $10.9 million, and proceeds from the exercise of stock options of $1.1 million.

Contractual Obligations

There have been no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the application of accounting policies and the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements, reported amounts of revenue and expenses during the reporting periods, and related disclosures in the accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued clinical and contract research organization costs, and stock-based compensation expense, including the valuation of the stock option liability. We review our estimates and underlying assumptions on an ongoing basis. Revisions are recognized in the period in which the estimates are revised and may impact future periods. Actual results could differ materially from these estimates and assumptions.

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our condensed consolidated financial statements. There were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report at a reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We operate in a rapidly changing environment that involves a number of risks which could materially affect our business, financial condition or future results, some of which are beyond our control. Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report, our Annual Report for the year ended December 31, 2020 and information filed with Canadian securities regulators or the SEC, in evaluating our business. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks summarized and described below are not intended to be exhaustive and are not the only risks facing us. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop, which may never occur. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenues from product sales. The success of our current and future product candidates will depend on several factors, including the following:

●	successful completion of clinical trials and preclinical studies;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	acceptance of investigational new drug, or IND, applications for our planned or future clinical trials;
●	successful enrollment and completion of clinical trials;
●	successful data from our clinical program that supports an acceptable risk-benefit profile of our product candidates in the intended populations;
●	receipt of regulatory and marketing approvals from applicable regulatory authorities;
●	maintenance of marketing approvals from applicable regulatory authorities;
●	establishing agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

●	entry into collaborations to further the development of our product candidates;
●	obtaining and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
●	successfully launching commercial sales of our product candidates, if and when approved;
●	acceptance of the product candidate’s benefits and uses, if and when approved, by patients, the medical community and third-party payors;
●	maintaining a continued acceptable safety profile of the product candidates following approval;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors; and
●	enforcing and defending intellectual property rights and claims.

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

Given the early stage of our product development, we can make no assurance that our research and development programs will result in regulatory approval or commercially viable products. To achieve profitable operations, we, alone or with others, must successfully develop, gain regulatory approval, and market our future products. We currently have no products that have been approved by the U.S. Food and Drug Administration, or FDA, Health Canada, or HC, or any similar regulatory authority. To obtain regulatory approvals for our product candidates being developed and to achieve commercial success, clinical trials must demonstrate that the product candidates are safe for human use and that they demonstrate efficacy. While we have commenced Phase 1b/2 clinical trials for TTI-622 and TTI-621, we have not yet completed later stage clinical trials for any of our product candidates.

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

We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	regulators or institutional review boards, or IRBs, or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs;
●	the number of patients required for clinical trials may be larger than we anticipate;
●	it may be difficult to enroll a sufficient number of patients with a predictive biomarker or enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators; and
●	the supply or quality of materials for product candidates we develop or other materials necessary to conduct clinical trials may be insufficient or inadequate.

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

In December 2019, a novel strain of the coronavirus disease, COVID-19, was identified in Wuhan, China. This virus spread globally, including within the United States and in March 2020 the World Health Organization declared COVID-19 a pandemic. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we have implemented a response designed to maintain our operations despite the outbreak of the virus. We have closed our executive offices with our administrative employees continuing their work outside of our offices and limited the number of staff in any given research and development laboratory. As a result of the COVID-19 pandemic, we have experienced and we expect to continue to experience disruptions that could severely impact our business, preclinical studies and clinical trials. Some factors from the COVID-19 pandemic that could severely impact our business, preclinical studies and clinical trials include:

●	delays or difficulties in enrolling and retaining patients in our clinical trials, including TTI-622 and TTI-621 programs;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	delays in receiving authorizations from regulatory authorities to initiate our planned clinical trials;
●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;
●	risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
●	risk that we are unable to enroll participants in our clinical trials in adequate numbers;
●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, raw material shortages, government intervention, lack of availability of production capacity and disruptions in delivery systems;
●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to government regulations such as the Defense Production Act which could be invoked to require our contract manufacturers to produce COVID-19 vaccines which could cause us to lose access to manufacturing for our product candidates resulting in a lack of drug supply for use in our clinical trials;
●	interruptions in preclinical studies due to restricted or limited operations at our laboratory facility or facilities of third parties;
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
●	changes in local regulations as part of a response to the COVID-19 pandemic, which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue such clinical trials altogether;

●	limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
●	interruption or delays to our sourced preclinical and clinical activities; and
●	refusal of the FDA to accept data from clinical trials in affected geographies outside the United States.

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

We contracted with Catalent for the manufacture of TTI-622 and TTI-621 proteins to supply drug substance for our clinical trials. The manufacture of recombinant proteins uses well established processes including a protein expression system. Catalent is producing TTI-622 and TTI-621 using their proprietary GPEx® expression system. We believe that Catalent has the capacity, the systems, and the experience to supply drug for our current clinical trials and we may consider using Catalent for manufacturing for later clinical trials. The facility has been inspected by regulatory authorities including the FDA. Any manufacturing failures, delays or compliance issues could cause delays in the conduct of our preclinical studies and clinical trials.

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

We cannot predict whether any clinical trials will begin as planned, will need to be restructured, or will be completed on schedule, or at all. Our product development costs will increase if we experience delays in clinical testing. Significant clinical trial delays could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before us, which would impair our ability to successfully commercialize our product candidates and may harm our financial condition, results of operations and prospects. The commencement and completion of clinical trials for our products may be delayed for a number of reasons, including delays related, but not limited, to:

●	failure by regulatory authorities to grant permission to proceed or placing the clinical trial on hold;
●	patients failing to enroll or remain in our trials at the rate we expect;
●	suspension or termination of clinical trials by regulators for many reasons, including concerns about patient safety or failure of our CMOs to comply with cGMP requirements;
●	any changes to our manufacturing process that may be necessary or desired;
●	delays or failure to obtain clinical supply from CMOs of our products necessary to conduct clinical trials;
●	product candidates demonstrating a lack of safety or efficacy during clinical trials;
●	patients choosing an alternative treatment for the indications for which we are developing any of our product candidates or participating in competing clinical trials;
●	patients failing to complete clinical trials due to dissatisfaction with the treatment, side effects or other reasons;
●	reports of clinical testing on similar technologies and products raising safety and/or efficacy concerns;
●	competing clinical trials and scheduling conflicts with participating clinicians;
●	clinical investigators not performing our clinical trials on their anticipated schedule, dropping out of a trial, or employing methods not consistent with the clinical trial protocol, regulatory requirements or other third parties not performing data collection and analysis in a timely or accurate manner;
●	failure of our CROs to satisfy their contractual duties or meet expected deadlines;

●	inspections of clinical trial sites by regulatory authorities or IRBs or ethics committees finding regulatory violations that require us to undertake corrective action, resulting in suspension or termination of one or more sites or the imposition of a clinical hold on the entire study;
●	one or more IRBs or ethics committees rejecting, suspending or terminating the study at an investigational site, precluding enrollment of additional subjects, or withdrawing its approval of the trial; or
●	failure to reach agreement on acceptable terms with prospective clinical trial sites.

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

The factors that affect our ability to enroll patients are largely uncontrollable and include, but are not limited to, the following:

●	size and nature of the patient population;
●	eligibility and exclusion criteria for the trial;
●	design of the study protocol;
●	competition with other companies for clinical sites or patients;
●	the perceived risks and benefits of the product candidate under study;
●	the patient referral practices of physicians;
●	the number, availability, location and accessibility of clinical trial sites; and
●	current or potential pandemics that may limit patients, principal investigators or staff or clinical site availability (e.g., the COVID-19 pandemic).

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

Conducting preclinical testing is a lengthy, time-consuming and expensive process. The length of time may vary substantially according to the type, complexity and novelty of the program, and often can be several years or more per program. Delays associated with programs for which we are directly conducting preclinical testing and studies may cause us to incur additional operating expenses. Moreover, we may be affected by delays associated with the preclinical testing and studies of programs that are the responsibility of third parties or our potential future partners over which we have no control. The commencement and rate of completion of preclinical studies and clinical trials for a product candidate may be delayed by many factors, including, for example:

●	inability to generate sufficient preclinical or other in vivo or in vitro data to support the initiation of clinical trials;
●	delays in reaching a consensus with regulatory agencies on study design; and
●	the FDA not allowing us to rely on previous findings of safety and efficacy for other similar but approved products and published scientific literature.

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

We could fail to receive regulatory approval for our product candidates for many reasons, including, but not limited to:

●	disagreement with the design or implementation of our clinical trials;

●	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
●	failure of clinical trials to meet the level of statistical significance required for approval;
●	failure to demonstrate that a product candidate's clinical and other benefits outweigh its safety risks;
●	disagreement with our interpretation of data from preclinical studies or clinical trials;
●	the insufficiency of data collected from clinical trials of our product candidates to support the submission and filing of a biologics license application, or BLA, or other submission to obtain regulatory approval;
●	deficiencies in the manufacturing processes or the failure of facilities of CMOs with whom we contract for clinical and commercial supplies to pass a pre-approval inspection; or
●	changes in the approval policies or regulations that render our preclinical and clinical data insufficient for approval.

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

Many of our competitors have substantially greater financial, technical and human resources than we do and have significantly greater experience than us in conducting preclinical testing and human clinical trials of product candidates, scaling up manufacturing operations and obtaining regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. Our ability to compete successfully will largely depend on:

●	the efficacy and safety profile of our product candidates relative to marketed products and other product candidates in development;
●	our ability to develop and maintain a competitive position in the product categories and technologies on which we focus;
●	the time it takes for our product candidates to complete clinical development and receive marketing approval;
●	our ability to obtain required regulatory approvals;
●	our ability to commercialize any of our product candidates that receive regulatory approval;
●	our ability to establish, maintain and protect intellectual property rights related to our product candidates; and
●	acceptance of any of our product candidates that receive regulatory approval by physicians and other healthcare providers and payors.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy, or REMS, in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs, good laboratory practice, or GLP, regulations and GCPs, for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	manufacturing delays and supply disruptions where regulatory inspections identify observations of noncompliance requiring remediation;
●	revisions to the labeling, including limitation on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	imposition of a REMS, which may include distribution or use restrictions;
●	requirements to conduct additional post-market clinical trials to assess the safety of the product;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
●	product seizure or detention, or refusal to permit the import or export of our product candidates; and
●	injunctions or the imposition of civil or criminal penalties.

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

Our success will depend in large measure on the ability, expertise, judgment, discretion, integrity and good faith of our key executives and other personnel conducting our business. We have employment agreements with Dr. Skvarka, our President and Chief Executive Officer, Dr. Bruns, our Chief Medical Officer, Dr. Uger, our Chief Scientific Officer, and other key members of our management team. Changes in the leadership team may cause some disruption to our business, and may have an adverse effect on our business, operating results or financial condition.

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

We have in the past and may in the future seek to expand our pipeline and capabilities by acquiring one or more companies or businesses, entering into collaborations, or in-licensing one or more product candidates. Acquisitions, collaborations and in-licenses involve numerous risks, including, but not limited to:

●	substantial cash expenditures;
●	technology development risks;
●	potentially dilutive issuances of equity securities;
●	incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition;
●	difficulties in assimilating the operations of the acquired companies;
●	potential disputes regarding contingent consideration;
●	diverting our management's attention away from other business concerns;
●	entering markets in which we have limited or no direct experience; and
●	potential loss of our key employees or key employees of the acquired companies or businesses.

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

We are significantly expanding our staffing in 2021, primarily in clinical development and CMC to support the expansion of our clinical programs. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of its attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other agents, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current approved immunotherapies, and other cancer treatments like chemotherapy and radiation therapy, are well established in the medical community, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement, including with respect to the use of the approved product as a combination therapy;
●	adoption of a companion diagnostic and/or complementary diagnostic; and
●	the prevalence and severity of any side effects.

The market opportunities for any current or future product candidate we develop, if and when approved, may be limited to those patients who are ineligible for established therapies or for whom prior therapies have failed, and may be small.

Cancer therapies are sometimes characterized as first-line, second-line, or third-line, and the FDA often approves new therapies initially only for third-line use. When cancer is detected early enough, first-line therapy, usually chemotherapy, hormone therapy, surgery, radiation therapy or a combination of these, is sometimes adequate to cure the cancer or prolong life without a cure. Second- and third-line therapies are administered to patients when prior therapy is not effective. We may seek approval of certain product candidates we develop as a therapy for patients who have received one or more prior treatments. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval potentially as a first-line therapy, but there is no guarantee that product candidates we develop, even if approved, would be approved for first-line therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

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

If a prolonged government shutdown occurs (or if the COVID-19 pandemic continues to disrupt or prevent regular inspections, reviews, or other regulatory activities conducted by regulatory agencies) in the U.S. or other jurisdictions where we plan to conduct our clinical trials, manufacturing, or other operations, it could significantly impact the ability of the relevant agency, such as the FDA, to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have incurred losses of $29.3 million for the six months ended June 30, 2021, and losses of $59.3 million and $38.1 million for the years ended December 31, 2020 and 2019, respectively, and expect to incur an operating loss for the year ending December 31, 2021. We have an accumulated deficit since inception through June 30, 2021 of $278.6 million. We believe that operating losses will continue as we are planning to incur significant costs associated with the clinical development of our product candidates. Our net losses have had and will continue to have an adverse effect on, among other things, our shareholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a drug development company, our operations have consumed substantial amounts of cash since inception. We expect to spend substantial funds to continue the research, development and testing of our product candidates and to prepare to commercialize products subject to approval of the FDA, in the U.S. and similar approvals in other jurisdictions. We will also require significant additional funds if we expand the scope of our current clinical plans or if we were to acquire any new assets and advance their development. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, through collaborations with other biotechnology or pharmaceutical companies or through financings from other sources. We expect that our existing combined cash and cash equivalents and marketable securities as at June 30, 2021 of $264.5 million will enable us to fund our current operating plan requirements for at least the next twelve months. Additional financing will be required to meet our longer term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete clinical trials or pursue and obtain approval of any product candidates from the FDA and other regulatory authorities. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of our corporate goals, the results of scientific and clinical research, the ability to obtain regulatory approvals, the state of the capital markets generally and with particular reference to drug development companies, the status of strategic alliance agreements and other relevant commercial considerations. If adequate funding is not available, we may be required to delay, reduce or eliminate one or more of our product development programs, or obtain funds through corporate partners or others who may require us to relinquish significant rights to product candidates or obtain funds on less favorable terms than we would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, our intangible assets and our ability to continue our clinical development plans may become impaired, and our assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

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

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property rights, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves technological and legal complexity, and obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our and our licensors' or collaborators' ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the United States Patent and Trademark Office, or USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensors’ or collaborators’ ability to obtain new patents or to enforce existing patents and patents we and our licensors or collaborators may obtain in the future.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our and our licensors' or collaborators' patent applications and the enforcement or defense of our or our licensors’ or collaborators’ issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors' or collaborators' patent applications and the enforcement or defense of our or our licensors' or collaborators' issued patents, all of which could have a material adverse effect on our business and financial condition.

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

In addition, third parties may challenge or infringe upon our existing or future patents. Proceedings involving our patents or patent applications or those of others could result in adverse decisions regarding:

●	the patentability of our inventions relating to our key products; and/or
●	the enforceability, validity, or scope of protection offered by our patents relating to our key products.

If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court. Regardless of the outcome, patent litigation is costly and time consuming. In some cases, we may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, fail to defend an infringement action successfully or have infringed patents declared invalid, we may:

●	incur substantial monetary damages;
●	encounter significant delays in bringing our key products to market; and/or
●	be precluded from participating in the manufacture, use or sale of our key products or methods of treatment requiring licenses.

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

The market prices for securities of biopharmaceutical companies, including ours, have historically been volatile. In the six months ended June 30, 2021, our common shares traded on the Nasdaq at a high of $15.92 and a low of $7.47 per share and on the TSX at a high of CDN $20.21 and a low of CDN $9.02 per share. In the year ended December 31, 2020, our common shares traded on the Nasdaq at a high of $20.96 and a low of $1.05 per share and on the TSX at a high of CDN $27.12 and a low of CDN $1.37 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments, the results of product development and commercialization, changes in government regulations, and developments concerning proprietary rights, litigation and cash flow. Our quarterly losses may vary because of the timing of costs for manufacturing, preclinical studies and clinical trials. Also, the reporting of adverse safety events involving our products and public rumors about such events could cause our share price to decline or experience periods of volatility. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, changes in the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

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

As of June 30, 2021, we had 104,767,862 common shares issued and outstanding, outstanding Series II First Preferred Shares convertible into an additional 6,750,000 common shares, outstanding DSUs convertible into an additional 1,219,735 common shares, outstanding options to purchase 5,420,939 common shares, outstanding warrants to purchase 5,400,000 Series II First Preferred Shares which are convertible in 5,400,000 common shares, and outstanding warrants to purchase 1,066,002 common shares. The issuance of common shares upon exercise of our outstanding options and warrants, or the conversion of our preferred shares or redemption of our DSUs, will cause immediate and substantial dilution to our stockholders.

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

While we were an "emerging growth company," as defined in the JOBS Act, we were permitted to take advantage of reduced regulatory and reporting requirements that were otherwise generally available to public companies. These included, without limitation, reduced disclosure obligations regarding executive compensation in our periodic reports and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Because we ceased to be an emerging growth company effective as of December 31, 2020, we expect to incur additional expenses and to devote increased management time towards ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe, or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We currently qualify as a smaller reporting company, and based on our closing share price and the market value of our common shares held by non-affiliates as of June 30, 2021, we have determined that we will no longer be a smaller reporting company as of January 1, 2022. However, for so long as we remain a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure, are exempt from the auditor attestation requirements of Section 404, and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

●	The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; a person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act, or FCA. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. On January 20, 2021, the Biden administration issued a moratorium on all Trump-era rules that have not yet taken effect. We continue to evaluate what effect, if any, these rules will have on our business.
●	The federal civil and criminal false claims laws, including the civil FCA prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment or approval that are false, fictitious or fraudulent; knowingly making, using, or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the federal civil FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.
●	The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.
●	The Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services.
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on

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
●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states also require reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners.
●	Federal consumer protection and unfair competition laws broadly regulate marketplace activities and activities that potentially harm consumers.
●	Analogous state and foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the

CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.

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

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles, effective as of December 18, 2019 (incorporated by reference to Exhibit 99.1 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 23, 2020)
3.2	Notice of Articles, effective as of December 18, 2019 (incorporated by reference to Exhibit 3.2 to the Form 10-K of Trillium Therapeutics Inc., filed on March 18, 2021)
3.3	Certificate of Continuation, effective as of December 18, 2019 (incorporated by reference to Exhibit 3.3 to the Form 10-K of Trillium Therapeutics Inc., filed on March 18, 2021)
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

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101INS*	Inline XBRL Instance Document
101SCH*	Inline XBRL Taxonomy Extension Schema Document
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
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

TRILLIUM THERAPEUTICS INC.

Date: August 13, 2021	By:	/s/ Jan Skvarka
Jan Skvarka
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ James Parsons
James Parsons
Chief Financial Officer
(Principal Financial and Accounting Officer)