Form 10-Q
period 2021-09-30
Trillium Therapeutics Inc.
filed 2021-11-12
CIK 1616212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of November 10, 2021, there were 104,995,125 common shares of the registrant outstanding.

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

From time to time, we may use our website, our LinkedIn page at www.linkedin.com/company/trillium-therapeutics-inc- or our Twitter profile at https://twitter.com/trillium_tx to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.trilliumtherapeutics.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our LinkedIn page, or our Twitter profile is not incorporated into, and does not form a part of, this Quarterly Report.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Balance Sheets (unaudited)

(amounts in thousands, except share data)

	September 30,	December 31,
	2021	2020
	$	$

ASSETS
Current
Cash and cash equivalents	93,227	247,600
Marketable securities	157,454	43,565
Amounts receivable	1,507	947
Prepaid expenses	10,884	6,417
Total current assets	263,072	298,529
Property and equipment, net	956	778
Intangible assets	783	783
Operating lease right-of-use assets	549	732
Total non-current assets	2,288	2,293
Total assets	265,360	300,822
LIABILITIES
Current
Accounts payable	1,390	7,891
Accrued expenses	14,284	9,323
Current portion of operating lease liability	311	274
Stock option liability	5,871	3,930
Total current liabilities	21,856	21,418
Operating lease liabilities, net of current portion	343	557
Total liabilities	22,199	21,975
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY
Series I preferred shares, without par value: unlimited shares authorized; no shares issued or outstanding at September 30, 2021 and December 31, 2020	—	—
Series II preferred shares, without par value: unlimited shares authorized; 6,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	15,698	15,698
Common shares, without par value: unlimited shares authorized; 104,995,125 and 102,925,799 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	491,751	476,561
Additional paid-in capital	41,411	43,565
Accumulated other comprehensive loss	(7,747)	(7,602)
Accumulated deficit	(297,952)	(249,375)
Total stockholders’ equity	243,161	278,847
Total liabilities and stockholders’ equity	265,360	300,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(amounts in thousands, except share and per share data)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

	$	$	$	$

REVENUE	—	—	10	115
OPERATING EXPENSES
Research and development	9,925	7,476	29,848	19,638
General and administrative	9,526	5,518	19,593	33,890
Total operating expenses	19,451	12,994	49,441	53,528
Operating loss	(19,451)	(12,994)	(49,431)	(53,413)
Other income (expense)
Interest income, net	183	483	1,064	1,336
Net foreign currency gain (loss)	11	13	(11)	114
Total other income, net	194	496	1,053	1,450
Net loss before income taxes	(19,257)	(12,498)	(48,378)	(51,963)
Income tax expense	59	9	199	60
Net loss	(19,316)	(12,507)	(48,577)	(52,023)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale securities	17	—	(145)	—
Total other comprehensive gain (loss)	17	—	(145)	—
Comprehensive loss	(19,299)	(12,507)	(48,722)	(52,023)
Net loss per share, basic and diluted	(0.18)	(0.14)	(0.47)	(0.66)
Weighted average number of common shares used in computing net loss per share, basic and diluted	104,855,292	87,832,810	103,887,337	79,063,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(amounts in thousands, except share data)

			Series II preferred		Additional	Accumulated other
	Common shares		shares		paid-in capital	comprehensive loss	Deficit	Total
	#	$	#	$	$	$	$	$
Balance at December 31, 2020	102,925,799	476,561	6,750,000	15,698	43,565	(7,602)	(249,375)	278,847
Exercise of options	96,764	2,389	—	—	(238)	—	—	2,151
Exercise of warrants	10,000	17	—	—	(7)	—	—	10
Stock-based compensation	—	—	—	—	2,839	—	—	2,839
Net loss	—	—	—	—	—	—	(10,862)	(10,862)
Balance at March 31, 2021	103,032,563	478,967	6,750,000	15,698	46,159	(7,602)	(260,237)	272,985
Shares issued upon redemption of deferred share units ("DSUs")	999,489	8,114	—	—	(8,114)	—	—	—
Exercise of options	296,137	2,047	—	—	35	—	—	2,082
Exercise of warrants	439,673	735	—	—	(313)	—	—	422
Stock-based compensation	—	—	—	—	2,638	—	—	2,638
Unrealized loss on available-for-sale securities	—	—	—	—	—	(162)	—	(162)
Net loss	—	—	—	—	—	—	(18,399)	(18,399)
Balance at June 30, 2021	104,767,862	489,863	6,750,000	15,698	40,405	(7,764)	(278,636)	259,566
Shares issued upon redemption of DSUs	173,785	1,411	—	—	(1,411)	—	—	—
Exercise of options	53,478	477	—	—	(68)	—	—	409
Stock-based compensation	—	—	—	—	2,485	—	—	2,485
Unrealized gain on available-for-sale securities	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(19,316)	(19,316)
Balance at September 30, 2021	104,995,125	491,751	6,750,000	15,698	41,411	(7,747)	(297,952)	243,161

								Accumulated
							Additional	other
			Series I preferred		Series II preferred		paid-in	comprehensive
	Common shares		shares		shares		capital	loss	Deficit	Total
	#	$	#	$	#	$	$	$	$	$
Balance at December 31, 2019	28,938,831	149,393	17,171,541	2,348	8,868,403	21,485	23,072	(7,602)	(190,029)	(1,333)
Issuance of preferred and common shares, net of issue costs	41,279,090	106,515	—	—	1,250,000	3,225	—	—	—	109,740
Reclassification of warrants from liability to equity	—	—	—	—	—	—	13,370	—	—	13,370
Reclassification of stock options from equity to liability	—	—	—	—	—	—	(225)	—	—	(225)
Exercise of options	340,000	1,859	—	—	—	—	(781)	—	—	1,078
Exercise of warrants	7,684,717	12,858	—	—	1,750,000	2,928	(6,727)	—	—	9,059
Conversion of preferred shares into common shares	4,440,787	11,387	(17,171,541)	(2,348)	(3,868,403)	(9,039)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	252	—	—	252
Net loss	—	—	—	—	—	—	—	—	(16,298)	(16,298)
Balance at March 31, 2020	82,683,425	282,012	—	—	8,000,000	18,599	28,961	(7,602)	(206,327)	115,643
Change from cash to equity settlement of DSUs	—	—	—	—	—	—	24,948	—	—	24,948
Exercise of options	4,947	26	—	—	—	—	(9)	—	—	17
Exercise of warrants	1,892,099	3,166	—	—	—	—	(1,350)	—	—	1,816
Stock-based compensation	—	—	—	—	—	—	218	—	—	218
Net loss	—	—	—	—	—	—	—	—	(23,218)	(23,218)
Balance at June 30, 2020	84,580,471	285,204	—	—	8,000,000	18,599	52,768	(7,602)	(229,545)	119,424
Issuance of common shares, net of issue costs	13,797,794	165,311	—	—	—	—	—	—	—	165,311
Shares issued upon redemption of DSUs	667,888	5,422	—	—	—	—	(5,422)	—	—	—
Exercise of options	60,352	666	—	—	—	—	(284)	—	—	382
Conversion of preferred shares into common shares	1,250,000	2,901	—	—	(1,250,000)	(2,901)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	200	—	—	200
Net loss	—	—	—	—	—	—	—	—	(12,507)	(12,507)
Balance at September 30, 2020	100,356,505	459,504	—	—	6,750,000	15,698	47,262	(7,602)	(242,052)	272,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRILLIUM THERAPEUTICS INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(amounts in thousands)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
	$	$
Cash flows from operating activities
Net loss	(48,577)	(52,023)
Adjustments to reconcile net loss to net cash used in operating activities

Stock-based compensation	12,338	35,151
Depreciation of property and equipment	142	443
Unrealized foreign exchange loss (gain)	110	(160)
Changes in operating assets and liabilities
Amounts receivable	(560)	(705)
Prepaid expenses	(4,467)	(2,537)
Operating lease right of use asset	183	159
Accounts payable	(6,501)	1,964
Accrued expenses	4,961	58
Operating lease liability	(176)	(168)
Net cash used in operating activities	(42,547)	(17,818)
Cash flows from investing activities
Maturities of held-to-maturity securities	43,483	18,425
Purchases of held-to-maturity securities	—	(65,430)
Maturities of available-for-sale securities	9,953	—
Purchases of available-for-sale securities	(167,470)	—
Purchases of property and equipment	(320)	—
Net cash used in investing activities	(114,354)	(47,005)
Cash flows from financing activities
Exercise of stock options	2,206	1,477
Exercise of warrants	432	10,875
Issuance of preferred and common shares, net of issuance costs	—	275,051
Net cash provided by financing activities	2,638	287,403
Impact of foreign exchange rate on cash and cash equivalents	(110)	96
Net increase (decrease) in cash and cash equivalents	(154,373)	222,676
Cash and cash equivalents, beginning of period	247,600	14,584
Cash and cash equivalents, end of period	93,227	237,260

Supplemental cash flow disclosures
Cash paid for operating lease payments	250	256
Cash paid for income taxes	221	23
Reclassification of warrants from liability to equity	—	13,370
Reclassification of stock options from equity to liability	—	225
Fair value transfer of stock option liability to equity upon stock option exercise	2,436	—
Reclassification of DSUs from liability to equity	—	24,948

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

Since inception, the Company has been primarily involved in research and development activities and has incurred significant net losses. As of September 30, 2021, the Company had an accumulated deficit of $298.0 million. The Company anticipates that it will continue to incur significant expenses and operating losses for the foreseeable future as it continues to develop its product candidates. As a result, the Company will require substantial additional capital to fund its continued operations and pursue its growth strategy. The Company has not generated any product revenues and has financed its operations primarily through public offerings of its equity securities. There can be no assurance that the Company will be able to raise additional funds or enter into such other agreements on favorable terms, or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

As of September 30, 2021, the Company had cash and cash equivalents and marketable securities of $250.7 million. The Company believes that its existing cash and cash equivalents and marketable securities will enable it to fund its expected operating requirements for at least the next 12 months.

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

Arrangement Agreement with Pfizer and Purchaser

On August 20, 2021, Trillium, Pfizer Inc., a Delaware corporation (“Pfizer”) and PF Argentum Acquisition ULC, a corporation formed under the laws of the Province of British Columbia (“Purchaser”), entered into a definitive arrangement agreement (the “Arrangement Agreement”), under which Purchaser will acquire all of the issued and outstanding common shares and first preferred shares (collectively, the “Shares”) of Trillium not owned by Purchaser and its affiliates for $18.50 per Share in cash. The acquisition of the Shares will be completed by way of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).  Completion of the Arrangement is subject to a number of conditions, including: (i) the approval of 66⅔% of the votes cast by Trillium’s shareholders (the “Shareholders”), voting together as a single class, at a special meeting of Trillium (the “Meeting”) and approval of 66⅔% of the votes cast by the Shareholders and the holders of outstanding warrants, voting together as a single class, at the Meeting (the “Required Securityholder Approval”), (ii) court approval of the Arrangement; (iii) the accuracy of the representations and warranties contained in the Arrangement Agreement, subject to specified thresholds and exceptions; (iv) compliance in all material respects with the covenants contained in the Arrangement Agreement; (v) the absence of a Material Adverse Effect (as defined in the Arrangement Agreement) with respect to Trillium; and (vi) receipt of approval or expiration of the applicable waiting period, under each of the Competition Act (Canada) and the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  On October 26, 2021, Trillium held the Meeting at which the Required Securityholder Approval was obtained. On October 28, 2021, Trillium obtained a final order from the Supreme Court of British Columbia approving the Arrangement under Division 5 of Part 9 of the Business Corporations Act (British Columbia).

Trillium contracted for U.S. legal services of $4.8 million and for financial advisory fees of $40.4 million, which are payable contingent upon the completion of the Arrangement. In addition, a termination fee of $83.2 million is payable to the Purchaser, in certain specific circumstances, if Trillium terminates the Arrangement Agreement.

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

COVID-19

The extent of the impact of the coronavirus disease 19 (“COVID-19”) will depend on future developments, which are highly uncertain, rapidly evolving and difficult to predict, including new information which may emerge about COVID-19 and additional actions which may be taken to contain it. Such developments could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flow, and exposure to credit risk. The Company is constantly evaluating the situation and monitoring any impacts or potential impacts to its business.

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

3.  Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

		Quoted prices in	Significant other	Significant
		active markets	observable inputs	unobservable inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	$	$	$	$
September 30, 2021
Available-for-sale securities
Corporate debt securities	157,372	—	157,372	—
Total assets	157,372	—	157,372	—
Liabilities
Stock option liability	5,871	—	—	5,871
Total liabilities	5,871	—	—	5,871
December 31, 2020
Stock option liability	3,930	—	—	3,930
Total liabilities	3,930	—	—	3,930

There were no changes in valuation techniques or transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.

Available-for-sale securities include corporate debt securities, which are valued either based on recent trades of securities in active markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

The Company’s stock option liability is measured at fair value on a recurring basis using unobservable inputs that are classified as Level 3 inputs. The change in fair value of the stock option liability for the nine months ended September 30, 2021 was as follows (in thousands):

2021
$
Beginning balance, December 31, 2020	3,930
Change in fair value of stock option liability	4,377
Exercise of stock options	(2,436)
Ending balance	5,871

The change in fair value of the stock option liability is recorded as stock-based compensation expense in the statements of operations and comprehensive loss.

The equity-settled stock option liability was determined based on the fair value of the liability at the reporting date using the Black-Scholes model with the following weighted average assumptions:

	September 30, 2021
Expected option life	4.1	years
Risk-free interest rate	0.8%
Dividend yield	—%
Expected volatility	127%

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

4.  Marketable securities

Marketable securities are primarily debt securities that are classified as available-for-sale or held-to-maturity. If the Company has both the positive intent and the ability to hold the securities until maturity, the securities are classified as held-to-maturity. The Company determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. All of the Company’s available-for-sale securities are available to the Company for use in current operations. As a result, the Company classified all of these securities as current assets even though the stated maturity of some individual securities may be one year or more beyond the balance sheet date. Available-for-sale securities are recorded at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive loss in stockholders’ equity, until realized. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization of discounts or premiums. Related discounts and premiums are amortized over the term of these securities.

(a) Available-for-sale investments

As of December 31, 2020, there were no marketable securities classified as available-for-sale. As of September 30, 2021, marketable securities classified as available-for-sale consisted of the following (in thousands):

	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
	$	$	$	$
September 30, 2021
Corporate debt securities
Due in one year or less	65,787	—	13	65,774
Due after one year through three years	91,730	—	132	91,598
Total	157,517	—	145	157,372

(b) Held-to-maturity investments

The Company’s marketable securities included $0.1 million and $43.6 million of investments classified as held-to-maturity as of September 30, 2021 and December 31, 2020, respectively. Marketable securities classified as held-to-maturity are comprised of guaranteed investment certificates. The Company does not intend to sell these securities, nor is it more likely than not that the Company will be required to sell them prior to the recovery of their amortized cost basis. Furthermore, the Company does not believe that these securities create an exposure to undue market risk or counterparty credit risk. As such, the Company does not consider these securities to be other than temporarily impaired.

All of the Company’s held to maturity investments as at September 30, 2021 and December 31, 2020 have a remaining maturity due in one year or less. The marketable securities are short-term in nature, with maturity dates of less than one year, and have carrying values that approximates fair value.

5.  Leases

The Company has an operating lease (the “2015 Lease”), to lease 22,003 square feet of a Mississauga, Ontario facility. The term of the 2015 Lease commenced on November 1, 2015. The 2015 Lease has an initial term of 10 years from the commencement date, and the Company has an option to extend the initial term for two further terms of five years each. The Company has the option to terminate the lease agreement any time after five years (i.e., after October 31, 2020) with a minimum of nine months prior written notice. If the Company terminates the lease agreement between the 61st to the 84th month, the Company is obligated to pay the unamortized balance of the tenant improvement allowance based on a rate of 8%, plus four months minimum rent and additional rent. Upon early termination after the 84th month, the Company is obligated to pay the unamortized balance of the tenant improvement allowance based on a rate of 8%, plus two months minimum rent and additional rent. As part of the determination of its right-of-use assets, the Company assumed that it would terminate this lease at the end of the 84th month. The landlord agreed to pay the Company a lease inducement for the 2015 Lease of $0.2 million to reimburse the Company for leasehold improvements being made to the leased premises and the acquisition of certain equipment.

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

Future minimum lease payments under non-cancellable lease agreements as of September 30, 2021 were as follows (in thousands):

September 30, 2021
$
2021	95
2022	452
2023	184
2024 and beyond	46
Total minimum lease payments	777
Less: Imputed interest	(123)
Present value of lease liabilities	654

Lease expense is recognized on a straight-line basis over the term of the leases, and accordingly, the Company records the difference between cash rent payments and the recognition of lease expense against the operating lease right-of-use asset. For the three and nine months ended September 30, 2021 and 2020, variable lease payments relating to the Company’s operating leases were $42 thousand, $107 thousand, $39 thousand and $115 thousand, respectively. Lease expenses during the three and nine months ended September 30, 2021 and 2020 were $0.1 million, $0.3 million, $0.1 million and $0.3 million, respectively. As of September 30, 2021, the weighted average remaining lease term was 1.84 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 15%.

6.  Accrued expenses

The Company’s accrued expenses consisted of the following as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
	$	$
Accrued employee compensation	1,248	1,507
Accrued clinical and contract research organization costs	9,404	5,978
Other accrued expenses	3,504	1,802
Amounts due to related parties	128	36
Total	14,284	9,323

7.  Stockholders’ equity

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

The following common share equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an anti-dilutive effect:

	September 30, 2021	September 30, 2020

Series II First Preferred Shares	6,750,000	6,750,000
Common warrants	1,066,002	2,023,184
Preferred warrants	5,400,000	5,400,000
Stock options	5,951,628	5,051,189
Deferred share units (equity-settled)	1,045,950	2,405,407
Restricted stock units (equity-settled)	4,607	—
	20,218,187	21,629,780

9. Stock-based compensation

(a) Stock option plans

2020 Omnibus Plan

The 2020 Omnibus Equity Incentive Plan (“Omnibus Plan”) was adopted by the Board of Directors on May 6, 2020 and approved by the stockholders at the annual general and special meeting of shareholders held on June 30, 2020. Under the Omnibus Plan, the Company may grant non-statutory and incentive stock options, share appreciation rights, restricted share units, restricted share awards, unrestricted share awards, deferred share units and dividend equivalent rights. The maximum number of common shares issuable under the Omnibus Plan is 13,400,000 common shares. The Omnibus Plan replaces the Company's 2018 Stock Option Plan, the 2016 Cash-Settled DSU Plan and the 2019 Inducement Stock Option Plan (the “Predecessor Plans”) as of July 1, 2020. As of September 30, 2021, the Company was entitled to issue an additional 6,869,382 common shares under the Omnibus Plan.

2019 Inducement Stock Option Plan

Stock options of the Corporation that were granted and are outstanding under the 2019 Inducement Stock Option Plan (“2019 Inducement Plan”) will remain subject to the terms and conditions of the 2019 Inducement Plan; however, no new stock options of the Corporation will be granted under the 2019 Inducement Plan. As of September 30, 2021 there were 1,162,500 stock options outstanding under the 2019 Inducement Plan.

For the three and nine months ended September 30, 2021, nil and 112,500 stock options with a weighted average exercise price of $nil and $0.41 per share, respectively, were exercised.

2018 Stock Option Plan

Stock options that were granted and are outstanding under the 2018 Stock Option Plan (“2018 Plan”) will remain subject to the terms and conditions of the 2018 Plan; however, no new stock options of the Corporation will be granted under the 2018 Plan. As of September 30, 2021, there were 1,088,047 stock options outstanding under the 2018 Plan.

For the three and nine months ended September 30, 2021, 53,478 and 333,879 stock options with a weighted average exercise price of $2.26 and $2.50 per share, respectively, were exercised.

Stock-based compensation expense

Total stock-based compensation expense recorded related to stock options granted to employees and non-employees for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	$	$	$	$
Research and development	1,522	2,729	1,943	5,164
General and administrative	4,867	4,294	10,395	7,412
Total stock-based compensation expense	6,389	7,023	12,338	12,576

Stock-based compensation expense for employees related to stock options accounted for as equity for the three and nine months ended September 30, 2021 was $2.3 million and $7.2 million, respectively. Stock-based compensation expense for employees related to stock options accounted for as equity for the three and nine months ended September 30, 2020 was $0.2 million and $0.6 million, respectively. Stock-based compensation expense for employees related to stock options accounted for as liability awards for the three and nine months ended September 30, 2021 was $3.9 million and $4.4 million, respectively. Stock-based compensation expense for employees related to stock options accounted for as liability awards for the three and nine months ended September 30, 2020 was $6.8 million and $11.9 million, respectively.

Stock-based compensation expense for non-employees for the three and nine months ended September 30, 2021 was $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2020, there was no stock-based compensation expense for non-employees.

As of September 30, 2021, there was $46.7 million of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Stock option activity during the nine months ended September 30, 2021 was as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
	Number of	exercise	life	value (in
	options	price	(in years)	thousands)
Outstanding at December 31, 2020	5,326,708	$7.30	9.1	39,670
Granted	1,139,800	$9.33
Exercised	(446,379)	$1.98
Cancelled/expired	(33,333)	$12.03
Forfeited	(35,168)	$9.72
Outstanding at September 30, 2021	5,951,628	$8.05	8.6	56,673
Exercisable at September 30, 2021	1,016,138	$7.08	7.2	10,729

The fair value of stock options granted in the period are determined using the Black-Scholes model with the following weighted average assumptions:

	September 30, 2021
Expected option life	6.0	years
Risk-free interest rate	1.0%
Dividend yield	—%
Expected volatility	109%

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

For the three and nine months ended September 30, 2021 and 2020, there were no DSUs issued. For the three and nine months ended September 30, 2021 and 2020, the DSU expense, comprised of directors' fees paid and the revaluation of the DSU liability, were $0, $0, $0.1 and $22.5 million, respectively. The number of DSUs outstanding as at September 30, 2021 and December 31, 2020 was 1,045,950 and 2,219,224, respectively. During the three and nine months ended September 30, 2021 and 2020, 173,785, 1,173,274, 667,888 and 667,888 DSUs were redeemed, respectively.

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

Overview

We are a clinical stage immuno-oncology company developing innovative therapies for the treatment of cancer. Immunotherapy is a rapidly evolving field that is redefining cancer care by harnessing a patient’s own immune system to eliminate tumor cells. Our focus is on developing inhibitors of CD47, a checkpoint of the innate immune system. CD47 is emerging as a promising next generation immuno-oncology target following the scientific, clinical and commercial success of T-cell checkpoint inhibitors. We have two product candidates in early stages of clinical development – TTI-622 (a SIRPα-IgG4 Fc fusion protein) and TTI-621 (a SIRPα-IgG1 Fc fusion protein). Both molecules are highly differentiated from the rest of the CD47 field by meaningful monotherapy activity demonstrated across a range of hematologic malignancies, and minimal binding to red blood cells, hence reducing the risk of anemia, a common side effect of some other CD47 agents. In 2021, our immediate goal has been to complete ongoing dose escalation studies, and initiate a Phase 1b/2 program across a range of both hematologic and solid tumor malignancies.

On August 20, 2021, Trillium, Pfizer Inc., a Delaware corporation (“Pfizer”) and PF Argentum Acquisition ULC, a corporation formed under the laws of the Province of British Columbia (“Purchaser”), entered into a definitive arrangement agreement (the “Arrangement Agreement”), under which Purchaser will acquire all of the issued and outstanding common shares and first preferred shares (collectively, the “Shares”) of Trillium not owned by Purchaser and its affiliates for $18.50 per Share in cash. The acquisition of the Shares will be completed by way of a statutory plan of arrangement under the Business Corporations Act (British Columbia) (the “Arrangement”).  Completion of the Arrangement is subject to a number of conditions, including: (i) the approval of 66⅔% of the votes cast by Trillium’s shareholders (the “Shareholders”), voting together as a single class, at a special meeting of Trillium (the “Meeting”) and approval of 66⅔% of the votes cast by the Shareholders and the holders of outstanding warrants, voting together as a single class, at the Meeting (the “Required Securityholder Approval”), (ii) court approval of the Arrangement; (iii) the accuracy of the representations and warranties contained in the Arrangement Agreement, subject to specified thresholds and exceptions; (iv) compliance in all material respects with the covenants contained in the Arrangement Agreement; (v) the absence of a Material Adverse Effect (as defined in the Arrangement Agreement) with respect to Trillium; and (vi) receipt of approval or expiration of the applicable waiting period, under each of the Competition Act (Canada) and the U.S. Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  On October 26, 2021, Trillium held the Meeting at which the Required Securityholder Approval was obtained. On October 28, 2021, Trillium obtained a final order from the Supreme Court of British Columbia approving the Arrangement under Division 5 of Part 9 of the Business Corporations Act (British Columbia).

Our Product Candidates (SIRPαFc)

Our Pipeline

We have two SIRPαFc fusion proteins, TTI-622 and TTI-621, in clinical development. TTI-622 consists of the CD47-binding domain of human SIRPα linked to the Fc region of IgG4. It is designed to enhance macrophage-mediated phagocytosis and anti-tumor activity by blocking the CD47 “don’t eat me” signal and generating a moderate activating “eat” signal via the IgG4 Fc. TTI-621 consists of the same CD47-binding domain as TTI-622 but linked to the Fc region of IgG1, which generates a stronger “eat” signal than IgG4. It is anticipated that the distinct “eat” signals will result in different tolerability profiles, thus achieving different levels of drug exposure and CD47 blockade in patients. Specifically, TTI-622 is expected to achieve a high level of CD47 blockade and deliver a moderate “eat” signal, whereas TTI-621 is expected to achieve a lower level of CD47 blockade but deliver a strong “eat” signal. Both agents have been well tolerated and have demonstrated monotherapy activity in patients with B- and T-cell lymphomas

Phase 1b/2 Clinical Programs

On April 28, 2021, we announced the planned initiation of Phase 1b/2 programs with both TTI-622 and TTI-621. We expect that these programs will initially cover seven indications (four hematological cancers, three solid tumors), and study TTI-622 and TTI-621 primarily in combination with other anti-cancer agents.

Specifically, if the Arrangement does not close, we expect to evaluate TTI-622 in the following settings and combination regimens:

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

If the Arrangement does not close, we expect to evaluate TTI-621 in the following settings and combination regimens:

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

We have incurred net losses since inception. Our net loss was $48.6 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $298.0 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect to continue to incur significant expenses and increasing operating losses over at least the next several years. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

As a result, we will need substantial additional funding to support our continued operations. To date, we have principally raised capital through registered direct offerings and underwritten public offerings of our common and preferred stock and the exercise of warrants and stock options. As of September 30, 2021, we had approximately $250.7 million in cash and cash equivalents and marketable securities.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change

	(in thousands)
Revenue	$—	$—	$—
Operating expenses
Research and development	$9,925	$7,476	$2,449
General and administrative	9,526	5,518	4,008
Total operating expenses	19,451	12,994	6,457
Operating loss	(19,451)	(12,994)	(6,457)
Interest income, net	183	483	(300)
Net foreign currency gain	11	13	(2)
Total other income, net	194	496	(302)
Net loss before income taxes	(19,257)	(12,498)	(6,759)
Income tax expense	59	9	50
Net loss	(19,316)	(12,507)	(6,809)

Research and Development Expenses

Research and development expenses increased by $2.4 million from $7.5 million for the three months ended September 30, 2020 to $9.9 million for the three months ended September 30, 2021. The following table summarizes our research and development expenses, for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020	Change

	(in thousands)
Program-specific costs
SIRPαFc (TTI-622 and TTI-621)	$5,551	2,823	$2,728
Non program-specific costs
Employee and contractor related expenses	2,442	1,560	882
Stock-based compensation expenses	1,522	2,729	(1,207)
Facility, amortization, technology, and other expenses	410	364	46
Total research and development expenses	9,925	7,476	2,449

In the third quarter of 2021, all of our resources were focused on the development of TTI-622 and TTI-621, including clinical development, research, manufacturing and regulatory activities, and for working capital and general corporate purposes. The increase in research and development expenses for the three months ended September 30, 2021 was primarily attributable to the following:

●	$2.7 million of increased SIRPαFc program expense, mainly due to an increase in manufacturing activity to support our expanded clinical operations, increased clinical trial costs due to higher patient enrollment in the TTI-622 and TTI-621 trials, an increase in costs related to the initiation of animal studies, and an increase in lab reagent costs to support increased translational research activity;
●	$0.9 million of increased employee salary and benefits expenses and recruiting costs, due to a higher employee headcount in support of our expanded manufacturing and clinical trial activity; and

●	These increased costs were partially offset by $1.2 million of decreased stock-based compensation expense, mainly due to a decrease in the fair value of stock option liabilities.

General and Administrative Expenses

General and administrative expenses increased by $4.0 million from $5.5 million for the three months ended September 30, 2020 to $9.5 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

●	$2.1 million of increased professional fees relating to the Arrangement Agreement, and $0.5 million of increased investor relations expense mainly relating to preparations and required filings for the special meeting of shareholders held in October 2021;
●	$0.6 million increase in stock-based compensation expense mainly relating to higher weighted average fair values of stock options issued and outstanding, offset by a decrease in the fair value of stock option liabilities; and
●	$0.4 million increase in salaries and benefits, and $0.3 million of increased director and officer insurance premiums.

Other Income, Net

Net interest income, consisting of interest earned on cash and cash equivalents and marketable securities less fees and expenses related to amortization of bond premiums and/or discounts decreased due mainly to lower interest rates on cash balances and lower available returns on marketable securities than the prior period.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change

	(in thousands)
Revenue	$10	$115	$(105)
Operating expenses
Research and development	$29,848	$19,638	$10,210
General and administrative	19,593	33,890	(14,297)
Total operating expenses	49,441	53,528	(4,087)
Operating loss	(49,431)	(53,413)	3,982
Interest income, net	1,064	1,336	(272)
Net foreign currency gain (loss)	(11)	114	(125)
Total other income, net	1,053	1,450	(397)
Net loss before income taxes	(48,378)	(51,963)	3,585
Income tax expense	199	60	139
Net loss	(48,577)	(52,023)	3,446

Research and Development Expenses

Research and development expenses increased by $10.2 million from $19.6 million for the nine months ended September 30, 2020 to $29.8 million for the nine months ended September 30, 2021. The following table summarizes our research and development expenses for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020	Change

	(in thousands)
Program-specific costs
SIRPαFc (TTI-622 and TTI-621)	$20,033	9,001	$11,032
Non program-specific costs
Employee and contractor related expenses	6,611	4,317	2,294
Stock-based compensation expenses	1,943	5,164	(3,221)
Facility, amortization, technology, and other expenses	1,261	1,156	105
Total research and development expenses	29,848	19,638	10,210

In the first nine months of 2021, all of our resources were focused on the development of TTI-622 and TTI-621, including clinical development, research, manufacturing and regulatory activities. The increase in research and development expenses for the nine months ended September 30, 2021 was primarily attributable to the following:

●	$11.0 million of increased SIRPαFc program expense, mainly due to an increase in manufacturing activity to support our expanded clinical operations, a net increase in clinical trial costs due higher patient enrollment in the TTI-622 and TTI-621 trials; increased lab reagent costs to support higher translational research activity for clinical trials; and an increase in costs related to the initiation of animal studies;
●	$1.9 million of increased employee salary and benefits expenses and recruiting costs, due to a higher employee headcount in support of our expanded manufacturing and clinical trial activity;
●	$0.4 million of increased advisory and consultant expenses, corresponding to and in support of our increased manufacturing and clinical trial activity; and
●	These increased costs were partially offset by a net decrease of $3.2 million in stock-based compensation expense, mainly due to a decrease in the fair value of stock option liabilities which was partially offset by the higher weighted average fair values of stock options.

General and Administrative Expenses

General and administrative expenses decreased by $14.3 million from $33.9 million for the nine months ended September 30, 2020 to $19.6 million for the nine months ended September 30, 2021. The decrease in general and administrative expenses was primarily attributable to the following:

●	$19.7 million of decreased costs, mainly due to a revaluation expense of $22.4 million in the prior period related to the cash-settled deferred share unit, or DSU, liability prior to reclassification to equity on June 30, 2020; this was partially offset by increased professional fees related to the Arrangement Agreement, and recruiting expenses; and
●	The net decrease in expenses was partially offset by $3.0 million of increased stock-based compensation expense, mainly relating to higher weighted average fair values of stock options issued and partially offset by a decrease in the fair value of stock option liabilities; $0.9 million of increased director and officer insurance premiums, $0.8 million of increased employee salary and benefits expenses, and $0.7 million of increased investor relations and exchange filing fees relating to the preparations and required filings for the special meeting of shareholders held in October 2021.

Other Income, Net

Net interest income, consisting of interest earned on cash and cash equivalents and marketable securities less fees and expenses related to amortization of bond premiums and/or discounts, decreased due mainly to lower interest rates on cash balances and lower available returns on marketable securities than the prior period.

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

We have funded our operations principally through registered direct offerings and underwritten public offerings of our common and preferred stock, and the exercise of warrants and stock options. During the nine months ended September 30, 2021, we received gross proceeds of $2.6 million on the exercise of warrants and stock options.

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

Cash flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended September 30,
	2021	2020

	(in thousands)
Cash used in operating activities	$(42,547)	$(17,818)
Cash used in investing activities	(114,354)	(47,005)
Cash provided by financing activities	2,638	287,403
Impact of foreign exchange rate on cash and cash equivalents	(110)	96
Net increase (decrease) in cash and cash equivalents	(154,373)	222,676

Cash flows from operating activities

Our cash flows from operating activities are significantly influenced by our use of cash for operating expenses and working capital to support our business. We have historically experienced negative cash flows from operating activities as we develop our SIRPαFc programs.

Net cash used in operating activities was $42.5 million during the nine months ended September 30, 2021 compared to $17.8 million during the nine months ended September 30, 2020. The $24.7 million increase in cash used in operating activities for the nine months ended September 30, 2021 was primarily due to higher research and development costs, and increased use of cash to decrease accounts payable balances in the current period.

Net cash used in operating activities for the nine months ended September 30, 2021 consisted of a net loss of $48.6 million less non-cash adjustments of $12.6 million offset by changes in operating assets and liabilities of $6.6 million. Non-cash items primarily included stock-based compensation of $12.3 million. The net change in operating assets and liabilities was primarily due to an increase in prepaid expenses of $4.5 million, a net decrease in accounts payable and accrued expenses  of $1.5 million,  and an increase in amounts receivable of $0.6 million.

Net cash used in operating activities during the nine months ended September 30, 2020 consisted of a net loss of $52.0 million less non-cash adjustments of $35.4 million offset by net changes in operating assets and liabilities of $1.2 million. Non-cash items primarily included stock-based compensation of $35.2 million. The net change in operating assets and liabilities was primarily due to an increase in prepaid expenses of $2.5 million, and an increase in accounts receivable of $0.7 million, offset by a decrease in accounts payable of $2.0 million.

Cash flows from investing activities

Our primary investing activities consist of purchases and maturities of marketable securities, and purchases of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2021 was $114.3 million, compared to net cash used in investing activities of $47.0 million for the nine months ended September 30, 2020. Cash used in investing activities increased by $67.3 million primarily due to increased net purchases of securities of $167.5 million for the nine months ended September 30, 2021 as compared to $65.4 million during the nine months ended September 30, 2020. Proceeds received from maturities of securities were either reinvested or used to fund operations.

Cash flows from financing activities

We generated net cash from financing activities of $2.6 million during the nine months ended September 30, 2021, primarily related to proceeds from the exercise of stock options and warrants.

We generated net cash from financing activities of $287.4 million during the nine months ended September 30, 2020, primarily from net proceeds from our January 2020 and September 2020 common stock and preferred stock offerings of $275.1 million, proceeds from the exercise of warrants of $10.9 million, and proceeds from the exercise of stock options of $1.4 million.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings regarding our operations. The outcome of future litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to us, which could materially affect our financial condition or results of operations.

On September 28, 2021, in connection with the Arrangement, a complaint, Fishwick v. Trillium Therapeutics Inc., et al., 1:21-cv-08036, was filed by purported Trillium shareholder Craig Fishwick against Trillium and its board of directors in the U.S. District Court for the Southern District of New York. Additional cases were filed by purported individual shareholders in the same court against the same defendants between September 28, 2021 and October 15, 2021, captioned Genovese v. Trillium Therapeutics Inc., et al., 1:21-cv-08061, Accad v. Trillium Therapeutics Inc., et al., 1:21-cv-08089, Presley v. Trillium Therapeutics Inc., et al., 1:21-cv-08216, Parshall v. Trillium Therapeutics Inc., et al., 1:21-cv-08454, Jones v. Trillium Therapeutics Inc., et al., 1:21-cv-08472, and Smith v. Trillium Therapeutics Inc., et al., 1:21-cv-08520. On October 15, 2021, a similar complaint, Hughes v. Trillium Therapeutics Inc. et al., 1:21-cv-05768, was filed in the U.S. District Court for the Eastern District of New York. Also on October 15, 2021, a similar complaint, Whitfield v. Trillium Therapeutics Inc., et al., 2:21-cv-04534, was filed in the U.S. District Court for the Eastern District of Pennsylvania.

The Fishwick, Genovese, Accad, Presley, Parshall, Jones, Smith, Hughes, and Whitfield cases are collectively referred to as the “Arrangement actions.” The Arrangement actions generally allege that the Schedule 14A Definitive Proxy Statement filed by Trillium with the Securities and Exchange Commission on September 27, 2021 (the “Definitive Proxy Statement”) misrepresented and/or omitted certain purportedly material information. The Arrangement actions assert violations of Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 14a-9 promulgated thereunder against Trillium and its directors and violations of Section 20(a) of the Exchange Act against Trillium’s board of directors. The Arrangement actions seek, among other things: an injunction enjoining consummation of the Arrangement, rescission of the Arrangement agreement, damages, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees and expenses, a declaration that Trillium and its directors violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and any other relief the court may deem just and proper. Trillium believes that the claims asserted in the Arrangement actions are without merit.  It is possible that additional similar complaints could be filed in connection with the Arrangement.

On November 8, 2021, the Accad and Whitfield cases were voluntarily dismissed.  On November 9, 2021, the Fishwick and Genovese cases were voluntarily dismissed.

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

Risks Related to the Arrangement Agreement with Pfizer and Purchaser

Completion of the Arrangement is subject to a number of conditions that must be satisfied or waived.

The completion of the Arrangement is subject to a number of conditions precedent, some of which are outside of the control of Trillium, Pfizer and the Purchaser, including, without limitation, receipt of the required Regulatory Approvals (as defined in the Arrangement Agreement). In addition, the completion of the Arrangement by Pfizer and the Purchaser is conditional on, among other things, no Material Adverse Effect (as defined in the Arrangement Agreement) having occurred and continuing since the date of the Arrangement Agreement. There can be no certainty, nor can we or Pfizer or the Purchaser provide any assurance, that these conditions will be satisfied or, if satisfied, when they will be satisfied. Moreover, a substantial delay in obtaining the Regulatory Approvals could result in the Arrangement not being completed. If the Arrangement is not completed for any reason, there are risks that the announcement of the Arrangement and the dedication of substantial resources by us to the completion of the Arrangement could have a negative impact on our current business relationships and could have a material adverse effect on our current and future operations, financial condition and prospects. In addition, failure to complete the Arrangement for any reason could materially negatively impact the trading price of our common shares and/or value of our other securities. If the Arrangement is not completed and our Board of Directors decides to seek an alternative transaction, there can be no assurance that it will be able to find a party willing to pay consideration for our common shares and our other securities that is equivalent to, or more attractive than, the consideration payable pursuant to the Arrangement.

The Arrangement Agreement may be terminated in certain circumstances, in which case an alternative transaction may not be available.

Each of Trillium and the Purchaser has the right to terminate the Arrangement Agreement in certain circumstances. Accordingly, there is no certainty that the Arrangement Agreement will not be terminated by Trillium or the Purchaser before the completion of the Arrangement. Failure to complete the Arrangement could materially negatively impact the trading price of our common shares and/or value of our other securities. If the Arrangement Agreement is terminated and the Board decides to seek an alternative transaction, there is no guarantee that it will be able to find a party willing to pay consideration for our common shares and/or our other securities that is equivalent to, or more attractive than, the consideration payable pursuant to the Arrangement.

Trillium will incur costs and may have to pay a termination fee.

Certain costs relating to the Arrangement, such as certain legal, accounting and financial advisor fees, must be paid by Trillium even if the Arrangement is not completed. If the Arrangement is not completed for certain reasons, Trillium may also be required to pay a termination fee of $83,235,000 to the Purchaser. If Trillium is required to pay this termination fee under the Arrangement Agreement, the financial condition and ability of Trillium to fund current operations could be materially adversely affected.

Trillium’s business relationships may be subject to disruption due to uncertainty associated with the Arrangement.

Parties with which Trillium currently does business or may do business in the future may experience uncertainty associated with the Arrangement, including with respect to current or future business relationships with Trillium, Pfizer or the Purchaser. Such uncertainty could be materially adverse to our business, financial condition, results of operations or prospects.

While the Arrangement is pending, Trillium is restricted from taking certain actions.

The Arrangement Agreement restricts Trillium from taking specified actions without the consent of the Purchaser until the Arrangement is completed. These restrictions may prevent Trillium from pursuing attractive business opportunities that may arise prior to the completion of the Arrangement. Such restrictions include those items detailed in the section entitled “The Arrangement Agreement — Covenants — Conduct of Business of the Corporation” and “The Arrangement Agreement — Covenants — Restrictions on Solicitation of Other Offers” of the Definitive Proxy Statement filed with the SEC on September 27, 2021.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Arranagement, which may delay or prevent the proposed Arrangement.

Complaints have been, and may in the future be, filed against us, our Board of Directors, Pfizer, Pfizer’s board of directors and/or others in connection with the transactions contemplated by the Arrangement Agreement. See Part II Item 1, Legal Proceedings for further information. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors, Pfizer, or Pfizer’s Board of Directors could delay or prevent the Arrangement, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

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

We have incurred losses of $48.6 million for the nine months ended September 30, 2021, and losses of $59.3 million and $38.1 million for the years ended December 31, 2020 and 2019, respectively, and expect to incur an operating loss for the year ending December 31, 2021. We have an accumulated deficit since inception through September 30, 2021 of $298.0 million. We believe that operating losses will continue as we are planning to incur significant costs associated with the clinical development of our product candidates. Our net losses have had and will continue to have an adverse effect on, among other things, our shareholders' equity, total assets and working capital. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot predict when we will become profitable, if at all.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidates or develop new product candidates.

As a drug development company, our operations have consumed substantial amounts of cash since inception. We expect to spend substantial funds to continue the research, development and testing of our product candidates and to prepare to commercialize products subject to approval of the FDA, in the U.S. and similar approvals in other jurisdictions. We will also require significant additional funds if we expand the scope of our current clinical plans or if we were to acquire any new assets and advance their development. Therefore, for the foreseeable future, we will have to fund all of our operations and development expenditures from cash on hand, equity or debt financings, through collaborations with other biotechnology or pharmaceutical companies or through financings from other sources. We expect that our existing combined cash and cash equivalents and marketable securities as at September 30, 2021 of $250.7 million will enable us to fund our current operating plan requirements for at least the next twelve months. Additional financing will be required to meet our longer term liquidity needs. If we do not succeed in raising additional funds on acceptable terms, we might not be able to complete clinical trials or pursue and obtain approval of any product candidates from the FDA and other regulatory authorities. It is possible that future financing will not be available or, if available, may not be on favorable terms. The availability of financing will be affected by the achievement of our corporate goals, the results of scientific and clinical research, the ability to obtain regulatory approvals, the state of the capital markets generally and with particular reference to drug development companies, the status of strategic alliance agreements and other relevant commercial considerations. If adequate funding is not available, we may be required to delay, reduce or eliminate one or more of our product development programs, or obtain funds through corporate partners or others who may require us to relinquish significant rights to product candidates or obtain funds on less favorable terms than we would otherwise accept. To the extent that external sources of capital become limited or unavailable or available on onerous terms, our intangible assets and our ability to continue our clinical development plans may become impaired, and our assets, liabilities, business, financial condition and results of operations may be materially or adversely affected.

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

In the event of a "Fundamental Transaction" (as defined in the related warrant agreement, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), such as the Arrangement, each warrant holder will have the right up to 90 days after the consummation of the Fundamental Transaction to require us to repurchase the warrant for a purchase price in cash equal to the Black-Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations. There can be no assurance that in the event of a Fundamental Transaction we will be able to sufficiently compensate the holders of the warrants in accordance with the terms thereof. The warrant provisions may delay or prevent our ability to undertake a strategic transaction that may be beneficial to shareholders. These restrictions may also adversely affect the market price of our common shares.

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

The market prices for securities of biopharmaceutical companies, including ours, have historically been volatile. In the nine months ended September 30, 2021, our common shares traded on the Nasdaq at a high of $17.88 and a low of $5.80 per share and on the TSX at a high of CDN $22.79 and a low of CDN $7.48 per share. In the year ended December 31, 2020, our common shares traded on the Nasdaq at a high of $20.96 and a low of $1.05 per share and on the TSX at a high of CDN $27.12 and a low of CDN $1.37 per share. A number of factors could influence the volatility in the trading price of our common shares, including changes in the economy or in the financial markets, industry related developments, the results of product development and commercialization, changes in government regulations, and developments concerning proprietary rights, litigation and cash flow. Our quarterly losses may vary because of the timing of costs for manufacturing, preclinical studies and clinical trials. Also, the reporting of adverse safety events involving our products and public rumors about such events could cause our share price to decline or experience periods of volatility. Each of these factors could lead to increased volatility in the market price of our common shares. In addition, changes in the market prices of the securities of our competitors may also lead to fluctuations in the trading price of our common shares.

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

As of September 30, 2021, we had 104,995,125 common shares issued and outstanding, outstanding Series II First Preferred Shares convertible into an additional 6,750,000 common shares, outstanding DSUs convertible into an additional 1,045,950 common shares, outstanding RSUs convertible into an additional 4,607 common shares, outstanding options to purchase 5,951,628 common shares, outstanding warrants to purchase 5,400,000 Series II First Preferred Shares which are convertible in 5,400,000 common shares, and outstanding warrants to purchase 1,066,002 common shares. The issuance of common shares upon exercise of our outstanding options and warrants, or the conversion of our preferred shares or redemption of our DSUs, will cause immediate and substantial dilution to our stockholders.

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
2.1

Arrangement Agreement dated as of August 20, 2021, among Trillium Therapeutics Inc., Pfizer Inc. and PF Argentum Acquisition ULC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-36596) filed with the SEC on August 20, 2021)

3.1	Articles, effective as of December 18, 2019 (incorporated by reference to Exhibit 99.1 to the Report on 6-K of Trillium Therapeutics Inc., filed on April 23, 2020)
3.2	Notice of Articles, effective as of December 18, 2019 (incorporated by reference to Exhibit 3.2 to the Form 10-K of Trillium Therapeutics Inc., filed on March 18, 2021)
3.3	Certificate of Continuation, effective as of December 18, 2019 (incorporated by reference to Exhibit 3.3 to the Form 10-K of Trillium Therapeutics Inc., filed on March 18, 2021)
10.1*	Change in Control Severance Policy, effective as of August 20, 2021
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101INS*	Inline XBRL Instance Document
101SCH*	Inline XBRL Taxonomy Extension Schema Document
101CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*	Filed herewith
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

TRILLIUM THERAPEUTICS INC.

Date: November 12, 2021	By:	/s/ Jan Skvarka
Jan Skvarka
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ James Parsons
James Parsons
Chief Financial Officer
(Principal Financial and Accounting Officer)